Form 10-Q
period 2014-09-30
NOW Inc.
filed 2014-11-07
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2014 the registrant had 107,067,457 shares of common stock (excluding 1,062,871 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166	$101
Receivables, net	906	661
Inventories, net	905	850
Deferred income taxes	20	21
Prepaid and other current assets	35	29

Total current assets	2,032	1,662
Property, plant and equipment, net	124	102
Deferred income taxes	9	15
Goodwill	328	333
Intangibles, net	65	68
Other assets	—	3

Total assets	$2,558	$2,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$264
Accrued liabilities	120	99
Accrued income taxes	4	—

Total current liabilities	578	363
Deferred income taxes	5	16
Other liabilities	2	2

Total liabilities	585	381
Commitments and contingencies
Stockholders’ equity:
Common stock—par value $0.01; 330 million shares authorized; 107,067,457 shares issued and outstanding	1	—
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,951	—
Retained earnings	42	—
National Oilwell Varco, Inc. (“NOV”) net investment	—	1,802
Accumulated other comprehensive income (loss)	(21)	—

Total stockholders’ equity	1,973	1,802

Total liabilities and stockholders’ equity	$2,558	$2,183

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenue	$1,070	$1,113	$3,099	$3,255
Operating expenses:
Cost of products	857	907	2,485	2,655
Operating and warehousing costs	108	104	315	308
Selling, general and administrative	55	39	144	118

Operating profit	50	63	155	174
Other income (expense)	(1)	(4)	(1)	—

Income before income taxes	49	59	154	174
Provision for income taxes	17	20	54	61

Net income	$32	$39	$100	$113

Earnings per share:
Basic earnings per common share	$0.30	$0.37	$0.93	$1.06

Diluted earnings per common share	$0.30	$0.36	$0.93	$1.05

Weighted-average common shares outstanding, basic	107	107	107	107

Weighted-average common shares outstanding, diluted	108	107	108	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$32	$39	$100	$113
Other comprehensive income (loss):
Currency translation adjustments	(22)	—	(21)	(18)

Comprehensive income	$10	$39	$79	$95

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net income	$100	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	12
Deferred income taxes	—	1
Stock-Based compensation	10	5
Other, net	(4)	10
Change in operating assets and liabilities:
Receivables	(244)	(24)
Inventories	(49)	80
Prepaid and other current assets	(6)	(19)
Accounts payable	211	45
Income taxes payable	4	(4)
Other assets / liabilities, net	(6)	(12)

Net cash provided by operating activities	30	207

Cash flows from investing activities:
Purchases of property, plant and equipment	(32)	(50)
Other, net	8	1

Net cash used in investing activities	(24)	(49)

Cash flows from financing activities:
Net contributions from (distributions to) NOV	74	(224)

Net cash provided by (used in) financing activities	74	(224)
Effect of exchange rates on cash and cash equivalents	(15)	(1)

Net change in cash and cash equivalents	65	(67)
Cash and cash equivalents, beginning of period	101	138

Cash and cash equivalents, end of period	$166	$71

Supplemental disclosures of cash flow information:
Income taxes paid	$50	$65
Non-cash investing and financing activities:
Contributed property, plant and equipment, net	$4	$—
Accrued purchases of property, plant and equipment	$1	$—

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except share data)

	Common Stock
		Additional		NOV	Accum. Other
	Par	Paid-In	Retained	Net	Comprehensive
	Value	Capital	Earnings	Investment	Income (Loss)	Total
January 1, 2014	$—	$—	$—	$1,802	$—	$1,802
Net income	—	—	—	41	—	41
Net contributions from NOV	—	—	—	78	—	78
Other comprehensive loss	—	—	—	—	(17)	(17)

March 31, 2014	—	—	—	1,921	(17)	1,904
Net income earned through May 30, 2014 Separation	—	—	—	17	—	17
Net contributions from NOV	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	18	18
Stock-based compensation	—	2	—	1	—	3
Reclassification of NOV net investment to additional paid in capital	—	1,945	—	(1,945)	—	—
Issuance of common stock at Separation	1	(1)	—	—	—	—
Net income earned after May 30, 2014 Separation	—	—	10	—	—	10

June 30, 2014	1	1,946	10	—	1	1,958
Net income	—	—	32	—	—	32
Other comprehensive loss	—	—	—		(22)	(22)
Stock-based compensation	—	5	—	—	—	5
Issuance of common stock	—	—	—	—	—	—

September 30, 2014	$1	$1,951	$42	$—	$(21)	$1,973

Shares of Common Stock
(in thousands)
January 1 and March 31, 2014	—
Issuance of common stock at the Separation	107,053
Issuance of common stock for exercise of options	5

June 30, 2014	107,058
Issuance of common stock for exercise of options	9

September 30, 2014	107,067

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

•	The Company’s consolidated statement of income for the three months ended September 30, 2014 consist of the consolidated results of NOW for the period from July 1 through September 30, 2014.

•	The Company’s consolidated statement of income for the nine months ended September 30, 2014 consist of the consolidated results of NOW for the period from May 31 through September 30 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•	The Company’s consolidated balance sheet as at September 30, 2014 is presented on a consolidated basis, whereas the

•	Company’s consolidated balance sheet as at December 31, 2013 was prepared on a combined basis.

•	The Company’s consolidated statement of cash flows for the nine months ended September 30, 2014 consist of the consolidated cash flows of NOW for the period from May 31 through September 30 and the combined cash flows of NOW for the period from January 1, 2014 through May 30, 2014.

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

Actual costs that would have been incurred if the Company had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company’s historical financial statements prior to May 31, 2014 do not reflect the debt or interest costs it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other costs, not reflected in its historical financial statements prior to May 31, 2014, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to May 31, 2014 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to May 31, 2014, and may not be indicative of the Company’s future results of operations and financial position.

The consolidated financial statements include certain assets and liabilities that had historically been held by NOV but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV were not specifically identifiable to NOW and therefore not allocated to it for any of the periods presented prior to the Separation. Cash and equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Separation to and from NOV’s cash management system are reflected as a component of NOV net investment within equity on the consolidated balance sheets.

Prior to the Separation, all significant intercompany transactions between NOW and NOV were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statements of cash flow as a financing activity and in the consolidated balance sheet as NOV net investment within equity.

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Registration Statement on Form 10, as amended. In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

2. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	September 30, 2014	December 31, 2013
Information technology equipment	$60	$27
Operating equipment	53	57
Land and buildings	64	60
Construction in progress	11	19

Total property, plant and equipment	188	163
Less: accumulated depreciation	(64)	(61)

Net property, plant and equipment	$124	$102

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2014	December 31, 2013
Compensation and other related expenses	$30	$24
Customer prepayments	25	18
Taxes (non income)	27	25
Other	38	32

Total	$120	$99

4. Debt

Credit Facility

On April 18, 2014, the Company entered into a five-year senior unsecured revolving credit facility with a syndicate of lenders, including Wells Fargo Bank, National Association, as administrative agent. The credit facility became available to the Company on June 2, 2014 as a result of the satisfaction of customary conditions, including the consummation of the Separation. The credit facility is for an aggregate principal amount of up to $750 million with sub-facilities for standby letters of credit and swingline loans, each with a sublimit of $150 million and $50 million, respectively. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. Borrowings under the credit facility will bear interest at a base rate (as defined in the credit agreement) plus an applicable interest margin based on our capitalization ratio. The base rate is calculated as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (b) the prime commercial lending rate of the administrative agent, as established from time to time at its principal U.S. office, and (c) the Daily One-Month LIBOR (as defined in the credit agreement) plus 1%. The Company also has the option for our borrowings under the credit facility to bear interest based on LIBOR (as defined in the credit agreement). The credit facility is unsecured and guaranteed by our domestic subsidiaries. The credit agreement also provides for customary fees, including administrative agent fees, commitment fees, fees in respect of letters of credit and other fees. The annual commitment fee ranges from 25 to 35 basis points of the unused portion of the credit facility. The line of credit expires in April 2019, unless extended.

The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1. As of September 30, 2014, the Company was in compliance with all covenants.

At September 30, 2014, the Company had no borrowings against its revolving credit facility and a $2 million letter of credit was issued under its revolving credit facility. The letter of credit was issued in conjunction with casualty insurance expiring May 30, 2015.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Currency Translation Adjustments
Balance at December 31, 2013	$—
Accumulated other comprehensive income (loss) before reclassifications	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Balance at September 30, 2014	$(21)

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

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue:
United States	$748	$732	$2,114	$2,187
Canada	173	191	489	578
International	149	190	496	490

Total revenue	$1,070	$1,113	$3,099	$3,255

Operating profit:
United States	$28	$36	$86	$109
Canada	14	13	33	35
International	8	14	36	30

Total operating profit	$50	$63	$155	$174

Operating profit %:
United States	3.7%	4.9%	4.1%	5.0%
Canada	8.1%	6.8%	6.7%	6.1%
International	5.4%	7.4%	7.3%	6.1%
Total operating profit %	4.7%	5.7%	5.0%	5.3%

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

The effective tax rate for the Company was 34.7% and 35.3% for the three and nine months ended September 30, 2014, respectively, and 33.9% and 35.0% for the same periods of the prior year, respectively. Compared to the U.S. statutory rate, the effective tax rate is increased in the periods by the effect of state income taxes and certain non-deductible expenses that is offset by the effect of lower tax rates on income earned in foreign jurisdictions which are permanently reinvested. The provision for income taxes for periods prior to the Separation has been computed as if NOW were a stand-alone company.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Federal income tax at the U.S. federal statutory rate	$17	$21	$54	$61
Foreign income tax rate differential	(1)	(2)	(3)	(4)
State income tax, net of federal benefit	1	1	2	2
Nondeductible expenses/foreign inclusions	1	1	3	5
Foreign tax credit	(1)	(1)	(3)	(4)
Other	—	—	1	1

Provision for income taxes	$17	$20	$54	$61

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions including the United Kingdom, Indonesia and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2009 and outside the U.S. for the tax years ending after 2006. The Company is indemnified for any income tax expense exposures related to periods prior to the Separation.

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

Stock based compensation expense recognized in the three month periods ended September 30, 2014 and 2013 totaled $5 million and $2 million, respectively. Stock based compensation expense recognized in the nine month periods ended September 30, 2014 and 2013 totaled $10 million and $5 million, respectively. Adjustment and substitution of the awards did not result in additional compensation expense.

Awards granted under the Plan as a result of the adjustment and substitution of the NOV Plan awards in connection with the Separation and a summary of stock option, RSU and RSA activity for the period from May 30, 2014, to September 30, 2014, are presented in the following table:

	Stock Options	RSUs / RSAs
	Awards	Awards
Outstanding as of May 30, 2014	3,599,654	1,034,055
Granted	—	—
Forfeited	—	—
Exercised or settled	(4,667)	—
Expired or canceled	—	—

Outstanding as of June 30, 2014	3,594,987	1,034,055
Granted	—	169,014
Forfeited	(28,805)	(6,194)
Exercised or settled	(9,613)	—
Expired or canceled	—	—

Outstanding as of September 30, 2014	3,556,569	1,196,875

All Stock Options, RSUs, and RSAs presented in this table are for NOW stock only.

Awards granted in connection with the adjustment and substitution of awards originally issued under the NOV Plan were deducted from the number of NOW shares of common stock available for grant under the Plan. As of September 30, 2014, unrecognized compensation cost related to stock option awards was $15 million, which is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation cost related to RSU and RSA awards was $26 million, which is expected to be recognized over a weighted average period of 2.7 years. The calculations of unamortized expense and weighted-average periods include awards that were based on both NOW and NOV stock held by NOW employees.

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

For the three and nine months ended September 30, 2014, 1,233,385 and 2,083,908, respectively, of stock options, RSAs and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except share data)	2014	2013	2014	2013
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$32	$39	$100	$113

Denominator for basic earnings per share attributable to the Company’s stockholders:
Weighted average common shares outstanding	107,061,639	107,053,031	107,055,932	107,053,031
Effect of dilutive securities:
Dilutive effect of stock based compensation	563,604	415,837	492,235	415,837

Denominator for diluted earnings per share attributable to the Company’s stockholders:	107,625,243	107,468,868	107,548,167	107,468,868

Earnings per share attributable to the Company’s stockholders:
Basic	$0.30	$0.37	$0.93	$1.06

Diluted	$0.30	$0.36	$0.93	$1.05

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The Company records accruals for estimated losses from these matters when available information indicates that a loss is probable and the loss can be reasonably estimated. The Company also assesses the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these pending matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although the Company has not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies hereunder may not result in additional, presently unquantifiable, costs or liabilities to the Company.

The Company has entered into various agreements with NOV as a result of the Spin-Off, including a Separation and Distribution Agreement (See Note 11), Tax Matters Agreement (See Note 7) and Employee Matters Agreement (See Note 11), which govern various terms of the separation of the Company’s business from NOV’s other businesses.

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

The Tax Matters Agreement (See Note 7) governs the respective rights, responsibilities and obligations of each party with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions to preserve the tax-free status of the Spin-Off and other tax matters.

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

The Transition Service Agreement provides for transitional services in the areas of information technology, tax, accounting, finance and employee benefits and are initially short-term in nature. The charges under these transition service agreements will be at cost-based rates. For the period from May 31 through September 30, 2014, the net amount of less than $1 million incurred by the Company under this agreement was recognized in selling, general and administrative in the consolidated statements of income. No amounts were reflected in the consolidated statements of income prior to May 31, 2014, as the Transition Service Agreement was not effective prior to the Separation.

Additionally, the Company and NOV entered into a Master Distributor Agreement and a Master Service Agreement, effective as of May 29, 2014. Under the Master Distributor Agreement, the Company will act as a distributor of certain NOV products. Under the Master Service Agreement, the Company will supply products and provide solutions, including supply chain management solutions, to NOV.

Allocation of General Corporate Expenses

For the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. During the three months ended September 30, 2014 and 2013, NOW was allocated $0 million and $3 million, respectively, which is included within selling, general and administrative expenses in the accompanying consolidated statements of income. During the nine months ended September 30, 2014 and 2013, NOW was allocated $6 million and $7 million, respectively, of expenses incurred by NOV which is included within selling, general and administrative expenses in the accompanying consolidated statements of income. Allocations from NOV discontinued as of May 30, 2014.

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

NOV Net Investment

Prior to the Separation, net contributions from (distributions to) NOV invested equity were included within NOV net investment on the Consolidated Balance Sheets and Statements of Cash Flows. The components of the change in NOV net investment for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30
	2014	2013
Net contribution from (distributions to) NOV per the consolidated statements of changes in equity	$143	$(111)
Non-cash adjustments:
Stock-based compensation	(3)	—
Net transfer of assets and liabilities from NOV	(8)	—
Less: Net income attributable to NOV net investment prior to the Separation	(58)	(113)

Net contribution from (distributions to) NOV per the consolidated statements of cash flows	$74	$(224)

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

The Company has entered into forward exchange contracts which have terms of less than a year to economically hedge foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts denominated in pounds sterling and foreign-currency exchange rate risk on unrecognized firm commitments denominated in U.S. Dollars. The purpose of the Company’s foreign currency economic hedging activities are to economically-hedge the Company’s risk from (i) forecasted cash flows associated with nonfunctional currency monetary accounts and (ii) changes in the fair value of a non-functional currency denominated unrecognized firm commitment attributable to changes in the rates between the non-functional currency and the functional currency.

The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At September 30, 2014, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of less than $1 million and is included in prepaid and other current assets in the accompanying Consolidated Balance Sheets.

At September 30, 2014, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of section 27A of the securities act of 1933, as amended, and section 21E of the securities exchange act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, changes in applicable government regulations, the inability to realize the benefits of the Spin-Off, increased borrowing costs, competition between us and our former parent company, NOV, unfavorable reactions from our employees, the triggering of rights and obligations by the transaction or any litigation arising out of or related to the separation, impairments in goodwill or other intangible assets and worldwide economic activity. You should also consider carefully the statements under “risk factors,” as disclosed in our Registration Statement on Form 10, as amended, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

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

The Separation

On May 1, 2014, the NOV Board of Directors approved the Spin-Off of its distribution business into an independent, publicly traded company named NOW Inc. In accordance with a separation and distribution agreement, the two companies were separated by NOV distributing to its stockholders all 107,053,031 shares of common stock of NOW Inc. after the market closed on May 30, 2014. Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business May 30, 2014. Fractional shares of NOW common stock were not distributed and any fractional shares of NOW common stock otherwise issuable to a NOV stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the separation, NOV received an opinion from its legal counsel to the effect that, based on certain facts, assumptions, representations and undertakings, for U.S. federal income tax purposes, the distribution of NOW common stock and certain related transactions generally was not taxable to NOV or U.S. holders of NOV common stock, except in respect to cash received in lieu of fractional shares, which generally will be taxable to such holders as capital gain. Following the separation, NOW is an independent, publicly traded company, and NOV has no ownership interest in NOW. Each company now has separate public ownership, boards of directors and management. A Registration Statement on Form 10, as amended, relating to the Spin-Off was filed by the Company with the SEC and was declared effective on May 13, 2014. On June 2, 2014, NOW Inc. stock began trading the “regular-way” on the New York Stock Exchange under the symbol “DNOW”.

Basis of Presentation

The financial statements are presented as if the Company’s businesses had been consolidated for all periods presented. The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. All intercompany transactions and accounts were eliminated. The Company’s historical financial statements prior to May 31, 2014 reflect allocations of certain corporate costs from NOV for certain corporate functions historically performed by NOV, including allocations of general corporate costs related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These costs have been allocated to the Company on a basis that it considers to reflect fairly and reasonably the utilization of the services provided to or the benefit obtained by the Company’s businesses. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company’s historical financial statements prior to May 31, 2014 do not reflect the debt and interest costs it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other costs, not reflected in its historical financial statements prior to May 31, 2014, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to May 31, 2014 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to May 31, 2014, and may not be indicative of the Company’s future results of operations and financial position.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, price of crude oil and natural gas, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2014 and 2013 and the second quarter of 2014 include the following:

	3Q14*	3Q13*	% 3Q14 v 3Q13	2Q14*	% 3Q14 v 2Q14
Active Drilling Rigs:
U.S.	1,903	1,769	7.6%	1,852	2.8%
Canada	385	348	10.6%	202	90.6%
International	1,348	1,285	4.9%	1,348	0.0%

Worldwide	3,636	3,402	6.9%	3,402	6.9%

West Texas Intermediate Crude Prices (per barrel)	$97.87	$105.84	(7.5%)	$103.35	(5.3%)
Natural Gas Prices ($/MMBtu)	$3.96	$3.55	11.5%	$4.61	(14.1%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$673.76	$642.60	4.8%	$678.17	(0.7%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2014, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market (www.amm.com).

The worldwide quarterly average rig count increased 6.9% (from 3,402 to 3,636) and the U.S. increased 2.8% (from 1,852 to 1,903), in the third quarter of 2014 compared to the second quarter of 2014. The average price per barrel of West Texas Intermediate Crude decreased 5.3% (from $103.35 per barrel to $97.87 per barrel) and natural gas prices decreased 14.1% (from $4.61 per MMBtu to $3.96 per MMBtu) in the third quarter of 2014 compared to the second quarter of 2014. The average price per short ton of Hot-Rolled Coil decreased 0.7% (from $678.17 per short ton to $673.76 per short ton) in the third quarter of 2014 compared to the second quarter of 2014.

U.S. rig count at October 24, 2014 was 1,927 rigs an increase of 1.3% compared to the third quarter average of 1,903 rigs. The price for West Texas Intermediate Crude was $82.76 per barrel at October 20, 2014, a decrease of 15.4% from the third quarter average. The price for natural gas was $3.69 per MMBtu at October 20, 2014, a decrease of 6.8% from the third quarter average. The price for Hot-Rolled Coil was $654.09 per short ton at October 24, 2014, a decrease of 2.9% from the third quarter average.

Executive Summary

For the three and nine months ended September 30, 2014, the Company generated $32 million and $100 million in net income, respectively, on $1,070 million and $3,099 million in revenue, respectively. Revenue decreased for the three and nine months ended September 30, 2014, $43 million or 3.9% and $156 million or 4.8%, respectively, when compared to the corresponding periods of 2013. Net income decreased for the three and nine months ended September 30, 2014, $7 million or 17.9% and $13 million or 11.5%, respectively, when compared to the corresponding periods of 2013.

For the three and nine months ended September 30, 2014, operating profit was $50 million or 4.7% of revenue and $155 million or 5.0% of revenue, respectively, compared to $63 million or 5.7% of revenue and $174 million or 5.3% of revenue, respectively, for the corresponding periods of 2013.

Outlook

We believe we are an organization with a strong financial position, and the Spin-Off creates new opportunities for us to grow market share, expand product lines, markets and geographies and reinvest in our business in ways that could only be accomplished as a pure play, supply chain provider and distributor to the energy and industrial markets.

We believe we are well positioned and should benefit from our global infrastructure, broad product offering, diverse customer base, strong balance sheet, capitalization and access to credit. In the event of a market downturn, we also believe that our long history of cost control and downsizing in response to slowing market conditions, and of executing strategic acquisitions will enable us to capitalize on new opportunities to effect new organic growth and acquisition initiatives.

In the second quarter of 2014, we migrated substantially all of our business onto one Enterprise Resource Planning (“ERP”) platform. We experienced short term effects related to its implementation, and our results were impacted by this implementation into the third quarter, although to a lesser extent than what we experienced in the second quarter. We believe the standardization improves supply chain visibility, enables global inventory redeployment and expedites the movement of goods through the system while maximizing value to our customers.

Our outlook for the Company remains closely tied to the rig count, particularly in North America. Average U.S. rig count during the third quarter of 2014 saw gains of 7.6% compared to the third quarter of 2013. The third quarter of 2014 saw average Canadian rig count increase by 10.6% year-over-year. The ERP implementation issues and Spin-Off related activities temporarily affected the correlation between our results and active rig count. Additionally, recent economic weakness is causing pressure on oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations.

Operating results by segment are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue:
United States	$748	$732	$2,114	$2,187
Canada	173	191	489	578
International	149	190	496	490

Total revenue	$1,070	$1,113	$3,099	$3,255

Operating profit:
United States	$28	$36	$86	$109
Canada	14	13	33	35
International	8	14	36	30

Total operating profit	$50	$63	$155	$174

Operating profit %:
United States	3.7%	4.9%	4.1%	5.0%
Canada	8.1%	6.8%	6.7%	6.1%
International	5.4%	7.4%	7.3%	6.1%
Total operating profit %	4.7%	5.7%	5.0%	5.3%

United States

For the three and nine months ended September 30, 2014, revenue was $748 million and $2,114 million, respectively, an increase of $16 million or 2.2% and a decrease of $73 million or 3.3%, respectively, when compared to the corresponding periods of 2013. The increase for the three months ended September 30, 2014 was due to increased activity in the supply chain business offset by reduced pipe revenue. The decrease for the nine months ended September 30, 2014, is attributable to the ERP implementation that occurred in the second quarter of 2014 and the relocation of our central U.S. pipe yard.

For the three and nine months ended September 30, 2014, operating profit was $28 million and $86 million, a decrease of $8 million or 22.2% and $23 million or 21.1%, respectively, when compared to the corresponding periods of 2013. For the three and nine months ended September 30, 2014, operating profit percentage was 3.7% and 4.1%, respectively. Decreased operating profit is primarily attributable to the incremental costs incurred in connection with operating as an independent publicly traded company.

Canada

For the three and nine months ended September 30, 2014, revenue was $173 million and $489 million, respectively, a decrease of $18 million or 9.4% and $89 million or 15.4%, respectively, when compared to the corresponding periods of 2013. The decrease for the three and nine months ended September 30, 2014 is attributable to the ERP implementation, most notably creating a disruption at the Edmonton central distribution center and its warehouse management software. For the same periods, the strengthening of the U.S. dollar accounted for more than one third of the revenue decline.

For the three and nine months ended September 30, 2014, operating profit was $14 million and $33 million, an increase of $1 million or 7.7% and a decrease of $2 million or 5.7%, respectively, when compared to the corresponding periods of 2013. For the three and nine months ended September 30, 2014, operating profit percentage was 8.1% and 6.7%, respectively. For the three months ended September 30, 2014, operating profit increased due to a change in product mix and lower operating costs which included receivable recoveries and reduced inventory obsolescence. For the nine months ended September 30, 2014, decreased operating profit is primarily related to lower sales volumes experienced in the second quarter.

International

For the three and nine months ended September 30, 2014, revenue was $149 million and $496 million, respectively, a decrease of $41 million or 21.6% and an increase of $6 million or 1.2%, respectively, when compared to the corresponding periods of 2013. The decrease for the third quarter is primarily due to large non-recurring export and valve projects in the third quarter of 2013. For the nine months, revenue growth was primarily due to strong activity in Asia, offset by declines cited above.

For the three and nine months ended September 30, 2014, operating profit was $8 million and $36 million, a decrease of $6 million or 42.9% and an increase of $6 million or 20.0%, respectively, when compared to the corresponding periods of 2013. For the three and nine months ended September 30, 2014, operating profit percentage was 5.4% and 7.3%, respectively. For the three months ended September 30, 2014, the operating profit decrease is attributable to fewer project sales discussed above. Year to date, the increase in operating profit is mainly attributable to growth in higher margin business, coupled with the increase in revenue.

Cost of products

For the three and nine months ended September 30, 2014, cost of products was $857 million and $2,485 million, respectively, compared to $907 million and $2,655 million for the corresponding periods of 2013, a decrease of $50 million and $170 million, respectively, or 5.5% and 6.4%, respectively in line with changes in revenue. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and inbound and outbound freight.

Operating and warehousing costs

For the three and nine months ended September 30, 2014, operating and warehousing costs were $108 million and $315 million, respectively, compared to $104 million and $308 million for the corresponding periods of 2013. Operating and warehousing costs include branch location and distribution center expenses (including costs such as compensation, benefits and rent).

Selling, general and administrative

For the three and nine months ended September 30, 2014, selling, general and administrative expenses were $55 million and $144 million, respectively, compared to $39 million and $118 million for the corresponding periods of 2013. The increase is primarily related to the incremental costs incurred in connection with operating as an independent publicly traded company and spin activities.

Other

For the three and nine months ended September 30, 2014, other expense was less than $1 million for both periods, compared to $4 million and less than a million for the corresponding periods of 2013, an increase of less than a million and $4 million, respectively. These differences were primarily due to exchange rate changes.

Provision for income taxes

The effective tax rate for the Company was 34.7% and 35.3% for the three and nine months ended September 30, 2014, respectively, and 33.9% and 35.0% for the same periods of the prior year, respectively. Compared to the U.S. statutory rate, the effective tax rate is increased by the effect of state income taxes and certain non-deductible expenses that is partially offset by the effect of lower tax rates on income earned in foreign jurisdictions which are permanently reinvested.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We believe EBITDA helps investors compare our operating performance with the performance of other companies who have different financing and capital structures or tax rates. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to EBITDA. The following is a reconciliation of our net income to EBITDA for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$32	$39	$100	$113
Interest	—	—	—	—
Tax provision	17	20	54	61
Depreciation and amortization	4	5	14	12

EBITDA (1)	$53	$64	$168	$186

EBITDA % (2)	5.0%	5.8%	5.4%	5.7%

(1)	Because EBITDA is a non-U.S. GAAP financial measure, as defined by the SEC, we included a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.
(2)	EBITDA % is defined as EBITDA divided by Revenue.

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

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $166 million and $101 million, respectively. As of September 30, 2014, approximately $129 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At September 30, 2014, the Company had no borrowings against its revolving credit facility and $2 million in letters of credit issued under its revolving credit facility. The letters of credit were issued in conjunction with our casualty insurance program. At September 30, 2014, the revolving credit facility provided a maximum commitment for letters of credit of $150 million.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Nine Months Ended September 30
	2014	2013
Net cash provided by operating activities	$30	$207
Net cash used in investing activities	(24)	(49)
Net cash provided by (used in) financing activities	74	(224)

Operating Activities

For the nine months ended September 30, 2014, cash provided by operating activities was $30 million compared to cash provided by operating activities of $207 million in the corresponding period of 2013. Net cash provided by operating activities was positively impacted by an increase in accounts payable and income tax payables of $211 million and $4 million, respectively, offset by an increase in accounts receivable of $244 million and inventories of $49 million. The increases in accounts payable and account receivables are primarily attributable to a reorganization of our legal entities and the ERP system implementation.

Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities was $24 million compared to net cash used in investing activities of $49 million in the corresponding period of 2013. For the nine months ended September 30, 2014, capital expenditures were lower than the corresponding prior period when the Company was consolidating facilities and ERP systems following the Wilson and CE Franklin acquisitions.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $74 million compared to cash used in financing activities of $224 million for the corresponding period of 2013. The increase was solely related to the changes in NOV invested equity.

Effect of Exchange Rates

For the nine months ended September 30, 2014, the effect of the change in exchange rates on cash and cash equivalents was a negative $15 million compared to a negative $1 million for the corresponding period of 2013. The primary reason for the change in 2014 compared to 2013 was a significant decrease in the Canadian dollar to U.S. dollar exchange rate since the beginning of 2013.

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

Foreign Currency Risk

The Company has operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. However, these operations also have net assets and liabilities and firm commitments not denominated in the functional currency, which exposes the Company to changes in foreign currency exchange rates that impact income. During the three and nine months ended September 30, 2014, the Company recognized foreign currency losses of $1 million and less than $1 million, respectively, compared to losses of $4 million and $2 million for the corresponding periods of 2013. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent the Company maintains net assets and liabilities or enters into firm commitments not denominated in the functional currency of the countries using the local currency as its functional currency.

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

The Company has entered into forward exchange contracts which have terms of less than a year to economically hedge foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts denominated in pounds sterling and foreign-currency exchange rate risk on unrecognized firm commitments denominated in U.S. Dollars. The purpose of the Company’s foreign currency economic hedging activities are to economically-hedge the Company’s risk from (i) forecasted cash flows associated with nonfunctional currency monetary accounts and (ii) changes in the fair value of a non-functional currency denominated unrecognized firm commitment attributable to changes in the rates between the non-functional currency and the functional currency.

At September 30, 2014, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

There were no changes in internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is hereby made to the Index to Exhibits commencing on page 31.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014

By:	/s/ Daniel L. Molinaro
Daniel L. Molinaro
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Transition Services Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.4	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.6	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.7	Form of Employment Agreement for Executive Officers (1)

10.8	NOW Inc. 2014 Incentive Compensation Plan (2)

10.9	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of April 18, 2014 (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Report on Form 10-Q for the period ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as block text (4)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.