Form 10-K
period 2014-12-31
NOW Inc.
filed 2015-02-25
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36325

NOW INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4191184
(State of Incorporation)	(IRS Identification No.)

7402 North Eldridge Parkway, Houston, Texas 77041

(Address of principal executive offices)

(281) 823-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	New York Stock Exchange
(Title of Class)	(Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was $3.8 billion. As of February 17, 2015, there were 107,067,457 shares of the Company’s common stock (excluding 2,203,067 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2015 Annual Meeting of Stockholders are incorporated in Part III of this report.

NOW INC.

FORM 10-K

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis” (Part II, Item 7). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise except to the extent required by applicable law.

PART I

ITEM 1.	BUSINESS

Corporate	Structure

NOW Inc. (“NOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On May 30, 2014, the spin-off from National Oilwell Varco, Inc. (“NOV”) was completed and NOW became an independent, publicly traded company (the “Spin-Off” or “Separation”). In accordance with a separation and distribution agreement between NOV and NOW, the two companies were separated by NOV distributing to its stockholders 107,053,031 shares of common stock of NOW Inc. with each NOV stockholder receiving one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business on May 30, 2014. We filed a registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2014. On June 2, 2014, NOW stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “DNOW”.

Overview

We are a global distributor to energy and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of over 300 locations and over 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is needed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of our business targets a diverse range of manufacturing and other facilities across numerous industries and end markets. We also provide supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, electrical, artificial lift solutions, mill tools, safety supplies and spare parts to support customers’ operations. We provide a one-stop shop value proposition within the energy market and particularly in targeted areas of artificial lift, measurement and controls and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have built expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our supply chain solutions include outsourcing the functions of procurement, inventory and warehouse management, logistics, project management, business process and performance metrics reporting. This solution allows us to leverage the infrastructure of our SAPTM Enterprise Resource Planning (“ERP”) system to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support major land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of more than 270 Energy Branch locations. Our key markets beyond North America include Latin America, the North Sea, the Middle East, Asia Pacific and the Commonwealth of Independent States. Products sold through our Energy Branch locations support greenfield and expansion plant capital projects, midstream infrastructure, MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, power generation and industrial manufacturing operations through more than 60 Supply Chain and customer on-site locations.

We stock or sell more than 300,000 stock keeping units (“SKUs”) through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries we sell to customers operating in over 90 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to vendors, customers and shareholders.

We employ advanced information technologies, including a common ERP platform across essentially all of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the financials and operations of essentially all branches worldwide, enhancing decision-making and efficiency. Over the past two years, we have devoted significant resources to the ERP initiative and we have moved essentially all of our locations onto one ERP platform.

Global Operations

Demand for our products is driven primarily by the level of oil and gas drilling, servicing and production, transmission, refining and petrochemical activities. It is also influenced by the global economy in general and by government policies. Several factors have driven the long-term growth in spending including investment in energy infrastructure, the North American shale plays and market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial and energy sectors. Approximately half of our revenue is attributable to multi-year MRO arrangements. These arrangements are generally repetitive activities that address recurring maintenance, repair, operational work, well hookups and drilling activities. Project activities, including facility maintenance (turnarounds), expansions, exploration and new construction projects, are usually associated with customers’ capital expenditure budgets, sometimes in association with their construction partners. We mitigate our exposure to price volatility by limiting the length of price protection on such projects which allows us to adjust pricing depending on factors that influence our supply chain.

We have benefited from several strategic acquisitions during the past few years, including Wilson International, Inc. (“Wilson”) and CE Franklin Ltd. (“CE Franklin”), both of which were completed in 2012. We have also expanded through several other acquisitions and organic investments around the world, including the United States, Canada, Colombia, England, Scotland, the United Arab Emirates, Russia and Kazakhstan.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 14 – Business Segments of the Notes to Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

The following table sets forth the contribution to our total revenues of our three reporting segments (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$2,793	$2,863	$2,257
Canada	669	773	591
International	643	660	566

Total Revenue	$4,105	$4,296	$3,414

United States

We have more than 200 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets. Our U.S. branch network was significantly expanded with the locations added through the Wilson acquisition, which enabled us to broaden our customer base, leverage our inventory and purchasing power and enhance our position in the midstream and downstream energy and industrial markets.

We also have extensive one-stop shop specialty operations in the U.S. that provide our customers a unique way to purchase artificial lift, valves and valve actuation, measurement and controls, and fluid transfer which enables them to better focus on their core business. In these businesses, we provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production of oil and gas.

Canada

We have a network of over 70 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production and drilling business, offering customers the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for and supervise the installation of fiberglass pipe, supported by substantial inventory and product expertise on the ground to serve our customers.

International

We operate in over 20 countries and serve the needs of our international customers from more than 30 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers look to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in the U.S., Canada and International markets.

Distribution Industry Overview

The distribution industry is highly fragmented, comprised of a very small number of large companies with global reach and a large number of small local and regional competitors. With thousands of smaller competitors, there are substantial opportunities for consolidation and product extensions.

Distribution companies act both as supply stores and supply chain management providers for their customers. Distributors deliver value to their customers by serving as a supply chain partner by managing vendor networks and carrying a wide range of product inventory from numerous vendors in locations close to the end user.

Our Distribution Channels

We offer a diverse range of products across the energy and industrial markets in the U.S., Canada and internationally. There are thousands of manufacturers of the products used in the markets in which we operate and customers demand a high level of service, responsiveness and availability across a broad set of products and vendors. These market dynamics make the distributor an essential element in the value chain. Our product offering is aligned to meet the needs of our customer base.

Energy Branches

Our Energy Branches are the legacy brick and mortar supply store operations that provide products to multiple upstream and midstream customers from a single location. These branches serve repeat account and walk-in retail customers, across a variety of pricing models. Products are inventoried in our branch warehouses based on local market needs and are delivered or available for pick-up as needed. The branches serve a geographical radius providing service and delivery of products and solutions.

Our Energy Branches primarily serve the upstream and midstream sectors of the energy industry with locations in major land and offshore areas. Within our branch network, we have a team of sales and operations professionals trained in the products, applications and customer service required to support our customers as they drill, explore, produce, transport and refine oil and gas products. Our locations offer a comprehensive line of products, including line pipe, valves, fittings and flanges, original equipment manufacturer (“OEM”) spare parts, mill supplies, tools, safety supplies, personal protective equipment and miscellaneous expendable items. We also have a team of technical professionals who provide expertise in applied products and applications, such as artificial lift systems, coatings, electrical products, gas meter runs and valve actuation.

Supply Chain

Our Supply Chain group targets the upstream and downstream energy and industrial markets, in which our customers are generally contractually committed to source from us under a single business model that includes a fixed pricing structure. We are typically integrated into our customers’ facilities; have on-site NOW Inc. branches and inventory committed to a specific customer; perform duties otherwise managed by our customers; reach a broader customer segment to include downstream, industrial and manufacturing; manage third party materials on behalf of our customers; employ vending machines and/or tool cribs to store and dispense materials on-demand; and have technology to enable efficiencies and key performance indicators to be measured and reported specifically to each customer.

Our Supply Chain locations serve the upstream and downstream energy and industrial end markets at our customers’ on-site locations. Through our network of downstream and industrial facilities staffed by skilled personnel, we provide products primarily to refineries, chemical companies, utilities, manufacturers and engineering and construction companies in the areas of the country where these markets are situated. Our primary product offering for the downstream and industrial markets includes all grades of pipe, valves, fittings, mill supplies, tools and safety supplies. Additionally, our downstream and industrial branches offer safety equipment, repair and maintenance, and also provide planning, sourcing and expediting of orders throughout the lifecycle of large capital projects. Our Supply Chain locations serve many oil and gas operators and drilling contractors. Supply Chain customers outsource procurement functions to us, which brings our sizeable vendor network to their doorstep and enables them to benefit from on-site management of their warehouses, inventory, materials, projects, logistics and manufacturing tool cribs. Customers engage our Supply Chain solutions to improve their bottom lines and accelerate their time to market through the identification and implementation of measurable operational efficiencies. To achieve this, we partner with our customers to review their current operations, which allows us to make informed recommendations regarding the restructuring of processes and inventories. Our Supply Chain solutions result in long term partnerships because they are customized to each customer’s requirements and guided by a strategic framework.

Customers

Our primary customers are companies active in the upstream, midstream, and downstream sectors of the energy industry, including drilling contractors, well servicing companies, independent and national oil and gas companies, midstream operators, refineries, petrochemical, chemical and other downstream energy processors. We also serve a diverse range of industrial and manufacturing companies across a broad spectrum of industries and end markets. We build long term relationships with our customers in order to continually meet or exceed their expectations and add value as a supply chain partner in the locations where they operate. Our products are typically critical to our customers’ operations, yet represent only a small fraction of the total project or facility cost. As a result, our customers seek suppliers with established qualifications and an operational history to deliver high quality and reliable products that meet their requirements in a timely manner.

As customers, particularly in the energy industry, increasingly aggregate purchases to improve efficiency and reduce costs, they in turn partner with large distributors who can meet their needs for products in multiple locations around the world. In addition, we believe our business will benefit from consolidation among the energy companies we serve, as the larger resulting companies look to large distributors such as ourselves as their source of the products.

No single customer represents more than 10% of our revenue. Our top 20 customers in aggregate represent approximately one-third of our revenue.

Competition

The distribution industries serving the energy and industrial end markets are competitive. These industries are highly fragmented, comprised of both a small number of large distributors, each with many locations, as well as numerous smaller regional and local companies, many of which operate from a single location or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), MRC Global, Inc., Russell Metals, Inc. and Shale-Inland Holdings LLC. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), W.W. Grainger, Inc., HD Supply, Inc. and Fastenal Company.

Seasonal Nature of the Company’s Business

Historically, a portion of our business has experienced seasonal trends to some degree, which have varied by geographic region. In the U.S., activity has historically been higher during the summer and fall months. In Canada, certain E&P activities have declined in the spring due to seasonal thaws and regulatory restrictions limiting the ability of drilling rigs and transportation to operate effectively and safely during these periods. However, these activities have typically rebounded during the third and fourth quarters.

Employees

At December 31, 2014 we had more than 5,000 employees in total, of which approximately 500 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate, remediate, monitor and clean up contamination and occupational health and safety. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Historically, the costs to comply with environmental and health and safety requirements have not been material to our financial position, results of operations or cash flows. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial position or results of operations or cash flows.

Available Information

Our website address is www.distributionnow.com. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC and is expressly not incorporated by reference into this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks in addition to all other information contained or incorporated herein. Some of these risks relate principally to the Spin-Off, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. Our business, prospects, financial condition, results of operations or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risks and the consolidated financial statements and related notes included in this Form 10-K.

Risks Relating to Our Business

Decreased capital and other expenditures in the energy industry, which can result from decreased oil and natural gas prices, among other things, can adversely impact our customers’ demand for our products and our revenue.

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by oil and natural gas companies. A material decline in oil or natural gas prices could depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures.

The willingness of oil and gas operators to make capital and operating expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital and operating equipment will continue to be influenced by numerous factors over which we have no control, including:

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”), to maintain price stability through voluntary production limits, the level of production by non-OPEC countries and worldwide demand for oil and gas;

•	level of production from known reserves;

•	cost of exploring for and producing oil and gas;

•	level of drilling activity and drilling rig dayrates;

•	worldwide economic activity;

•	national government political requirements;

•	development of alternate energy sources; and

•	environmental regulations.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors, well servicing companies, or production companies or in drilling or well servicing rig utilization rates, then demand for our products will decline.

Volatile oil and gas prices affect demand for our products.

Demand for our products is largely determined by current and anticipated oil and natural gas prices, and the related spending and level of activity by our customers, including spending on production and level of drilling activities. Volatility or weakness in oil or natural gas prices (or the perception that oil or natural gas prices will decrease) affects the spending pattern of our customers, and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our products. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control.

Many factors affect the supply of and demand for energy and, therefore, influence oil and natural gas prices, including:

•	the level of domestic and worldwide oil and natural gas production and inventories;

•	the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns (e.g., a temporary moratorium on deepwater drilling in the Gulf of Mexico following a rig accident or oil spill);

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and natural gas;

•	depletion rates;

•	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;

•	the availability of transportation infrastructure and refining capacity;

•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;

•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;

•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development (“OECD”) countries, including China and India;

•	interest rates and the cost of capital;

•	national government policies, including government policies that could nationalize or expropriate oil and natural gas E&P, refining or transportation assets;

•	the ability of OPEC to set and maintain production levels and prices for oil;

•	the impact of armed hostilities, or the threat or perception of armed hostilities;

•	environmental regulation;

•	technological advances;

•	global weather conditions and natural disasters;

•	currency fluctuations; and

•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. This volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.

We may be unable to compete successfully with other companies in our industry.

We sell products in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional companies that may increasingly be willing to provide similar products at lower prices. Certain of these competitors may have greater financial, technical and marketing resources than us, and may be in a better competitive position. The following competitive actions can each adversely affect our revenues and earnings:

•	price changes;

•	consolidation in the industry; and

•	improvements in availability and delivery.

We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation in our industry could heighten the impacts of the competition on our business and results of operations discussed above, particularly if consolidation results in competitors with stronger financial and strategic resources, and could also result in increases to the prices we are required to pay for acquisitions we may make in the future. In addition, certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which we operate have adopted policies or regulations which may give local nationals in these countries competitive advantages. Competition in our industry could lead to lower revenues and earnings.

Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the sectors we serve.

Historically, users of pipes, valves and fittings and related products have purchased certain amounts of these products through distributors and not directly from manufacturers. If customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, we could experience a significant decrease in profitability. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties that might extend lead times. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain products from suppliers and manufacturers in sufficient quantities, or at all, could adversely affect our product offerings and our business.

We may experience cost increases from suppliers, which we may be unable to pass on to our customers.

In the future, we may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies or increases in the cost of raw materials or transportation. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

Price reductions by suppliers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that we purchased our inventory of these products at the higher prices prior to supplier price reductions.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. There is no assurance that a substantial decline in product prices would not result in a write-down of our inventory value. Such a write-down could have an adverse effect on our financial condition. Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could reduce our margins and profitability on sales with respect to the lower-priced products. Reductions in our margins and profitability on sales could have a material adverse effect on us.

A substantial decrease in the price of steel could significantly lower our gross profit or cash flow.

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our tubular product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity for the tubular products could put pressure on the prices we receive for our tubular products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower gross profit and cash flow.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time we order steel products and the time of delivery of the products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during the period. Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on steel cost increases and surcharges to our customers, and we may be unsuccessful in doing so.

We do not have long-term contracts or agreements with many of our customers. The contracts and agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 20 largest customers represented approximately one-third of our revenue for the year ended December 31, 2014. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

Changes in our customer and product mix could cause our gross profit percentage to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. Changes in our customer mix may result from geographic expansion, daily selling activities within current geographic markets and targeted selling activities to new customer segments. Changes in our product mix may result from marketing activities to existing customers and needs communicated to us from existing and prospective customers. If customers begin to require more lower-margin products from us and fewer higher- margin products, our business, results of operations and financial condition may suffer.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

We may be unable to successfully execute or effectively integrate acquisitions.

One of our key operating strategies is to selectively pursue acquisitions, including large scale acquisitions, to continue to grow and increase profitability. However, acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets.

Even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	complications and issues resulting from the integration/conversion of ERP systems;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results;

•	diversion of management’s attention from the ongoing operations of our business;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	failure to obtain and retain key personnel of an acquired business; and

•	assumption of known or unknown material liabilities or regulatory non-compliance issues.

Failure to manage these acquisition growth risks could have an adverse effect on us.

We are a holding company and depend upon our subsidiaries for our cash flow.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or to make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of dividends, tax sharing payments or otherwise.

The ability of our subsidiaries to make any payments to us will depend on their earnings, the terms of their current and future indebtedness, tax considerations and legal and contractual restrictions on the ability to make distributions.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt that the subsidiary issued.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

If tariffs and duties on imports into the U.S. of line pipe or certain of the other products that we sell are lifted, we could have too many of these products in inventory competing against less expensive imports.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and, to a lesser extent, on imports of certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increases, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or increased supplies of these products drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and negatively impact the demand for our products.

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws; regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination and occupational health and safety. Regulations and courts may impose fines and penalties for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Our failure to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “U.S. federal Superfund law”) or its state and foreign equivalents, may impose the obligation to investigate and remediate contamination at a facility on current and former owners or operators or on persons who may have sent waste to that facility for disposal. These laws and regulations may impose liability without regard to fault or to the legality of the activities giving rise to the contamination.

Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition, subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address. In addition, environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations, are constantly evolving. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have on us.

Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on us.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may incur losses from interruption of our business that exceed our insurance coverage;

•	we may be faced with types of liabilities that will not be covered by our insurance;

•	our insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed our policy limits.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

Due to our position as a distributor, we are subject to personal injury, product liability and environmental claims involving allegedly defective products.

Our customers use certain of the products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

If we lose any of our key personnel, we may be unable to effectively manage our business or continue our growth.

Our future performance depends to a significant degree upon the continued contributions of our management team and our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. In particular, we rely on our sales and marketing teams to create innovative ways to generate demand for the products we distribute. The loss or unavailability to us of any member of our management team or a key sales or marketing employee could have a material adverse effect on us to the extent we are unable to timely find adequate replacements. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. We may be unsuccessful in attracting, hiring, training and retaining qualified personnel.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenues.

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems could be vulnerable to natural disasters, power losses, telecommunication failures, security breaches and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

The loss of third-party transportation providers upon whom we depend, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

We may require more capital in the future to:

•	fund our operations;

•	finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;

•	enhance and expand the range of products we offer; and

•	respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness.

Adverse weather events or natural disasters could negatively affect local economies and disrupt operations.

Certain areas in which we operate are susceptible to adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods and earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our locations and require us to close locations. Additionally, our sales orders and shipments can experience a temporary decline immediately following these events.

We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

We have a substantial amount of goodwill and other intangible assets recorded on our balance sheets. The amortization of acquired intangible assets may reduce our future reported earnings. Furthermore, if our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

As of December 31, 2014, we had $346 million of goodwill and $73 million in other intangibles recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

We face risks associated with conducting business in markets outside of the U.S. and Canada.

We currently conduct business in countries outside of the U.S. and Canada. We could be materially and adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability. Examples of risks inherent in conducting business in markets outside of the U.S. and Canada include:

•	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;

•	unexpected changes in regulatory requirements;

•	changes in tariffs;

•	the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries;

•	fluctuations in currency exchange rates and the value of the U.S. dollar;

•	restrictions on repatriation of earnings;

•	expropriation of property without fair compensation;

•	governmental actions that result in the deprivation of contract or proprietary rights; and

•	the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in North America including export compliance and anti-bribery practices and governmental sanctions.

If we begin doing business in a foreign country in which we do not presently operate, we may also face difficulties in operations and diversion of management time in connection with establishing our business there.

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti- corruption and trade control laws and sanctions regulations.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) has been enacted and came into effect on July 1, 2011. The provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons and entities. In addition, because we act as a distributor, we face the risk that our customers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with the OFAC or other sanctions regulations.

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by the OFAC, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image, all of which could negatively impact ourfinancial results.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber-incident include operational interruption, damage to our Company’s image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber-incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and effect how and where we conduct our operations.

We have operations in the U.S. and in other countries that can be impacted by expected and unexpected changes in the business and legal environments in the countries in which we operate. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

Risks Relating to the Spin-Off

Our historical consolidated financial information is not necessarily indicative of our future financial condition, results of operations or cash flows.

Our historical consolidated financial statements do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent, publicly traded company during the periods presented or those that we will achieve in the future, as a result of the following factors:

•	Our historical consolidated financial results of operations reflect allocations of expenses for services historically provided by NOV, and those allocations may be significantly different than the comparable expenses we would have incurred as an independent company.

•	Our working capital requirements historically have been satisfied as part of NOV’s corporate-wide cash management programs, and our cost of debt and other cost of capital may differ significantly from that reflected in our historical consolidated financial statements.

•	Our historical consolidated financial information may not fully reflect the costs associated with being an independent public company, including significant changes that may occur in our cost structure, management, financing arrangements and business operations as a result of the Spin-Off.

•	The historical consolidated financial information may not fully reflect the effects of certain assets and liabilities that we assumed.

We are subject to continuing contingent liabilities of NOV following the Spin-Off.

There are several significant areas where the liabilities of NOV may become our obligations. For example, under the U.S. Internal Revenue Code and the related rules and regulations, each corporation that was a member of the NOV combined U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-Off is jointly and severally liable for the U.S. federal income tax liability of the entire NOV combined tax reporting group for that taxable period. In connection with the Spin-Off, we entered into a tax matters agreement with NOV that allocates the responsibility for prior period taxes of the NOV combined tax reporting group between us and NOV. However, if NOV is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, NOV and its stockholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify NOV for material taxes pursuant to indemnification obligations under the tax matters agreement.

If the Spin-Off or certain internal restructuring transactions that were undertaken in anticipation of the Spin-Off are determined to be taxable for U.S. federal income tax purposes, then we, NOV and/or our stockholders could be subject to significant tax liability. To the extent that we are required to indemnify NOV (or its subsidiaries or other affiliates) or otherwise bear tax liabilities attributable to the Spin-Off under the tax matters agreement, we may be subject to substantial liabilities that could have a material adverse effect on our company.

We might not be able to engage in desirable strategic transactions and equity issuances following the Spin-Off because of certain restrictions relating to requirements for tax-free distributions.

For a two-year period (or, in certain cases, potentially longer) we are limited or prohibited from: undertaking certain sales, redemptions, issuances of our stock, stock repurchases, mergers, liquidations, asset dispositions; ceasing to actively conduct the distribution business; and, taking or failing to take other actions that prevent the distribution and related transactions from being tax-free. Such restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

We incurred significant costs to create the corporate infrastructure necessary to operate as an independent public company, and we will continue to experience ongoing costs in connection with being an independent public company.

NOV performed many important corporate functions for us, including some treasury, tax administration, accounting, financial reporting, human resources, compensation, legal and other services. We now perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical consolidated financial statements. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, financial condition, results of operations and cash flows.

NOV’s insurers may deny coverage to us for losses associated with occurrences prior to the Spin-Off.

In connection with the Spin-Off, we entered into agreements with NOV to address several matters associated with the Spin-Off, including insurance coverage. NOV’s insurers may deny coverage to us for losses associated with occurrences prior to the separation. Accordingly, we may be required to temporarily or permanently bear the costs of such lost coverage.

Risks Relating to Our Common Stock

The market price of our shares may fluctuate widely.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our competitors’ significant acquisitions or dispositions;

•	the failure of our operating results to meet the estimates of securities analysts or the expectations of our stockholders;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and general economic conditions; and

•	the other factors described in these “Risk Factors” and elsewhere in this Form 10-K.

Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock.

Your percentage ownership in us may be diluted in the future.

As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we expect will be granted to our directors, officers and employees.

We cannot assure you that we will pay dividends on our common stock.

We do not currently pay dividends on our common stock. We currently intend to retain our future earnings to support the growth and development of our business. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our financial condition, results of operations, capital requirements and development expenditures, future business prospects and any restrictions imposed by future debt instruments.

Certain provisions in our corporate documents and Delaware law may prevent or delay an acquisition of our company, even if that change may be considered beneficial by some of our stockholders.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:

•	providing our Board of Directors with the right to issue preferred stock without stockholder approval;

•	prohibiting stockholders from taking action by written consent;

•	restricting the ability of our stockholders to call a special meeting;

•	providing for a classified Board of Directors;

•	providing that the number of directors will be filled by the Board of Directors and vacancies on the Board of Directors, including those resulting from an enlargement of the Board of Directors, will be filled by the Board of Directors;

•	requiring cause and an affirmative vote of at least 80 percent of the voting power of the then-outstanding voting stock to remove directors;

•	requiring the affirmative vote of at least 80 percent of the voting power of the then-outstanding voting stock to amend certain provisions of our certificate of incorporation and bylaws; and

•	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for stockholder proposals.

In addition we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, we owned or leased over 300 facilities worldwide which totaled approximately 6 million square feet. Approximately 90% of our facilities worldwide are leased. Each location below is comprised of offices, distribution centers and branches. The U.S. and Canada accounted for the majority of the total square footage. Owned facilities are not subject to any mortgages.

Location	Approximate number of facilities	Approximate size in square feet (in thousands)
United States	230	4,500
Canada	70	1,250
International	30	400

International properties include: Australia, Azerbaijan, Brazil, China, Colombia, England, India, Indonesia, Kazakhstan, Mexico, Netherlands, Norway, Russia, Scotland, Singapore and United Arab Emirates.

ITEM 3.	LEGAL PROCEEDINGS

We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 10 (Commitments and Contingencies) to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW.” The following table reflects the high and low sales prices of our common stock for each quarter starting June 2, 2014, the date on which our stock began trading “regular-way” on the NYSE:

	Stock Price
2014	High	Low
Second Quarter	$37.19	$32.24
Third Quarter	$35.98	$30.11
Fourth Quarter	$30.16	$22.50

Closing Stock Price at December 31, 2014		$25.73
Closing Stock Price at February 17, 2015		$25.86

Our board of directors has not declared any dividends during 2014 and currently has no intention to declare any dividends.

As of February 17, 2015, there were 2,119 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the S&P Midcap 400 Index and an index (the “Peer Group Index”) of a group of peer companies selected by us (the “Peer Group”). The companies in the Peer Group are Airgas Inc., DXP Enterprises Inc., Fastenal Co, MRC Global Inc., W. W. Grainger, Inc., and WESCO International, Inc. The total shareholder return assumes an investment of $100 on June 2, 2014 (the first day of trading the “regular way”) in NOW Inc. In calculating the cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated. The results in the graph below are not necessarily indicative of future performance.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

Among NOW Inc.,

the S&P Midcap 400 Index,

and Peer Group Index

*$100 invested on 6/2/14 in stock or 5/31/14 in index, including reinvestment of dividends.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/2/14	6/2014	7/2014	8/2014	9/2014	10/2014	11/2014	12/2014
NOW Inc.	100.00	102.00	90.68	93.04	85.66	84.68	75.44	72.48
S&P Midcap 400	100.00	104.14	99.69	104.75	99.99	103.55	105.47	106.34
Peer Group	100.00	99.81	92.59	95.79	95.42	94.17	95.12	96.01

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013, from the audited consolidated financial statements of NOW Inc., which are included in Item 15, of Part IV of this report. We derived the selected consolidated income statement data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, from the underlying financial records of NOW Inc., which were derived from the financial records of NOV, and which are not included in this annual report.

	As of and For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Operating Data:
Revenue	$4,105	$4,296	$3,414	$1,641	$1,414
Operating profit	181	224	168	128	79
Net income	$116	$147	$108	$85	$50
Earnings per share amounts:
Basic	$1.07	$1.37	$1.01	$0.80	$0.47
Diluted	$1.06	$1.36	$1.00	$0.79	$0.47
Balance Sheet Data:
Working capital	$1,427	$1,299	$1,491	$534	$544
Total assets	$2,596	$2,183	$2,373	$829	$777
Total stockholders’ equity	$1,966	$1,802	$1,971	$669	$646

To ensure a full understanding, you should read the selected consolidated financial data presented above in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the pro forma results of operations that include the effects of Wilson and CE Franklin as they were acquired in 2012, and the audited combined financial statements and accompanying notes included in our Registration Statement on Form 10, as amended, filed May 1, 2014. The Company acquired Wilson in the second quarter of 2012 and CE Franklin in the third quarter of 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Separation

On May 1, 2014, the National Oilwell Varco, Inc. Board of Directors approved the Spin-Off of its distribution business into an independent, publicly traded company named NOW Inc. In accordance with a separation and distribution agreement, the two companies were separated by NOV distributing to its stockholders 107,053,031 shares of common stock of the Company after the market closed on May 30, 2014 (the “Spin-Off Date”). Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business on May 30, 2014. Fractional shares of NOW common stock were not distributed and any fractional shares of NOW common stock otherwise issuable to a NOV stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the Spin-Off, NOV received an opinion from its legal counsel to the effect that, based on certain facts, assumptions, representations and undertakings, for U.S. federal income tax purposes, the distribution of NOW common stock and certain related transactions generally was not taxable to NOV or U.S. holders of NOV common stock, except in respect to cash received in lieu of fractional shares, which generally will be taxable to such holders as a capital gain. Following the Spin-Off, NOW became an independent, publicly traded company as NOV had no ownership interest in NOW. Each company has separate public ownership, boards of directors and management. A Registration Statement on Form 10, as amended, relating to the Spin-Off was filed by the Company with the U.S. Securities and Exchange Commission and was declared effective on May 13, 2014. On June 2, 2014, NOW stock began trading the “regular-way” on the New York Stock Exchange under the ticker symbol “DNOW”.

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off Date represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•	The Company’s consolidated statement of income for the year ended December 31, 2014 consist of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•	The Company’s consolidated balance sheet as at December 31, 2014 is presented on a consolidated basis, whereas the Company’s consolidated balance sheet as at December 31, 2013 was prepared on a combined basis.

•	The Company’s consolidated statement of cash flows for the year ended December 31, 2014 consist of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures.

Actual costs that would have been incurred if NOW had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company’s historical financial statements prior to May 31, 2014 do not reflect the debt or interest costs it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other costs, not reflected in its historical financial statements prior to May 31, 2014, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to May 31, 2014 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to May 31, 2014, and may not be indicative of the Company’s future results of operations and financial position.

General Overview

We are a global distributor to energy and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of over 300 locations and over 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is needed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of our business targets a diverse range of manufacturing and other facilities across numerous industries and end markets. We also provide supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, line pipe, electrical, artificial lift solutions, mill tools, safety supplies and spare parts to support customers’ operations. We provide a one-stop shop value proposition within the energy market and particularly in targeted areas of artificial lift, measurement and controls and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have built expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our supply chain solutions include outsourcing the functions of procurement, inventory and warehouse management, logistics, business process and performance metrics reporting. This solutions offering allows us to leverage the infrastructure of our SAPTM Enterprise Resource Planning (“ERP”) system to streamline the purchasing process for customers, from requisition to procurement to payment, by digitally managing workflow, approval routing and by providing robust reporting functionality.

We support major land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of more than 270 Energy Branch locations. Our key markets beyond North America include Latin America, the North Sea, the Middle East, the Commonwealth of Independent States and Southeast Asia. Products sold through our Energy Branch locations support greenfield and expansion plant capital projects, midstream infrastructure, MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, power generation and industrial manufacturing operations through more than 60 Supply Chain and customer on-site locations.

We stock or sell more than 300,000 stock keeping units (“SKUs”) through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in over 90 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to vendors, customers and shareholders.

We employ advanced information technologies, including a common ERP platform across essentially all of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the financials and operations of essentially all branches worldwide, enhancing decision-making and efficiency. Over the past two years, we have devoted significant resources to the ERP initiative and we have essentially all of our locations aligned on one ERP platform.

Our revenue and operating results are related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See “Risk Factors.” We conduct our operations through three business segments: United States, Canada and International. See “Business—Summary of Reportable Segments” for a discussion of each of these business segments.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization (“EBITDA”). This financial measure is not calculated in accordance with GAAP. See “Non-GAAP Financial Measures and Reconciliations” in Results of Operations for an explanation of our use of any non-GAAP financial measures and reconciliations to the corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2014*	2013*	2012*	% 2014 v 2013	% 2014 v 2012
Active Drilling Rigs:
U.S.	1,861	1,761	1,919	5.7%	(3.0%)
Canada	380	354	365	7.3%	4.1%
International	1,337	1,296	1,234	3.2%	8.3%

Worldwide	3,578	3,411	3,518	4.9%	1.7%

West Texas Intermediate Crude Prices (per barrel)	$93.26	$97.91	$94.11	(4.7%)	(0.9%)
Natural Gas Prices ($/MMBtu)	$4.38	$3.72	$2.75	17.7%	59.3%
Hot-Rolled Coil Prices (steel) ($/short ton)	$663.14	$631.56	$658.68	5.0%	0.7%

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2014 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: WSD SteelBenchmarker (www.worldsteeldynamics.com).

The worldwide average rig count increased 4.9% (from 3,411 to 3,578) and the U.S. increased 5.7% (from 1,761 to 1,861), in 2014 compared to 2013. The average price per barrel of West Texas Intermediate (“WTI”) crude decreased 4.7% (from $97.91 per barrel to $93.26 per barrel) and natural gas prices increased 17.7% (from $3.72 per MMBtu to $4.38 per MMBtu) in 2014 compared to 2013. The average price per short ton of Hot-Rolled Coil increased 5.0% (from $631.56 per short ton to $663.14 per short ton) in 2014 compared to 2013.

U.S. rig count at February 6, 2015 was 1,456 rigs a decrease of 21.8% compared to the 2014 average of 1,861 rigs. The price for WTI crude was $52.99 per barrel at February 9, 2015, a decrease of 43.2% from the 2014 average. The price for natural gas was $2.88 per MMBtu at February 2, 2015 a decrease of 34.2% from the 2014 average. The price for Hot-Rolled Coil was $580.60 per short ton at January 26, 2015, a decrease of 12.4% from the 2014 average.

Executive Summary

For the year ended December 31, 2014, the Company generated $116 million in net income, or $1.06 per fully diluted share on $4,105 million in revenue. Net income decreased for the year ended December 31, 2014 $31 million, or 21.1%, when compared to the corresponding period of 2013. Revenue decreased for the year ended December 31, 2014 $191 million, or 4.4%, when compared to the corresponding period of 2013. For the year ended December 31, 2014, operating profit was $181 million, or 4.4% of revenue, compared to $224 million or 5.2% of revenue for the corresponding period of 2013.

For the fourth quarter ended December 31, 2014, the Company generated $16 million in net income, or $0.14 per fully diluted share on $1,006 million in revenue. Net income decreased for the fourth quarter ended December 31, 2014 $18 million, or 52.9%, when compared to the corresponding period of 2013. Revenue decreased for the fourth quarter ended December 31, 2014 $35 million, or 3.4%, when compared to the corresponding period of 2013. For the fourth quarter ended December 31, 2014, operating profit was $26 million or 2.6% of revenue, compared to $50 million or 4.8% of revenue for the corresponding period of 2013.

Outlook

Our outlook for the Company remains tied to global rig count, particularly in North America. The significant recent declines contribute to an uncertain environment and several factors could alter activity significantly. Analysts’ projections for oil and gas prices and resulting rig counts vary considerably and we have witnessed many energy related companies taking cost reduction measures in anticipation of this uncertainty. Furthermore, political risk will remain elevated in the near future. Lower oil prices may heighten the risk of political disturbances in oil-export-dependent economies, but can also offer an incentive to maximize output and stimulate growth.

Given the lack of visibility into when this market will recover, our approach to 2015 will be to focus on what we can control. We plan to take a quarter-to-quarter approach to managing DistributionNOW based on market conditions, while also continuing to advance the long-term strategic goals. We believe current market conditions present a unique opportunity to execute strategic acquisitions, that will help position the Company to emerge as an even stronger, global distribution business as the market recovers. We also believe that our long history of managing through these cycles, paired with our healthy balance sheet, will enable us to capitalize on new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2014 and December 31, 2013

A summary of the Company’s revenue and operating profit by operating segment in 2014 and 2013 follows (in millions):

	Year Ended December 31,		Variance
	2014	2013	$	%
Revenue:
United States	$2,793	$2,863	$(70)	(2.4%)
Canada	669	773	(104)	(13.5%)
International	643	660	(17)	(2.6%)

Total Revenue	$4,105	$4,296	$(191)	(4.4%)

Operating Profit:
United States	$89	$134	$(45)	(33.6%)
Canada	47	47	—	0.0%
International	45	43	2	4.7%

Total Operating Profit	$181	$224	$(43)	(19.2%)

Operating Profit %:
United States	3.2%	4.7%
Canada	7.0%	6.1%
International	7.0%	6.5%

Total Operating Profit %	4.4%	5.2%

United States

Revenue was $2,793 million for the year ended December 31, 2014, a decrease of $70 million (2.4%) compared to the year ended December 31, 2013. We experienced approximately $105 million decline in pipe sales driven by our strategic pursuit of higher margin business, the relocation of our central pipe yard and our focus on the peripheral system enhancements and employee training associated with ERP conversion and implementation. In addition, we experienced internal demands related to Spin-Off, which negatively impacted sales across other product lines (notably, valves declined approximately $25 million). These decreases were offset by increased market activity.

Operating profit was $89 million for the year ended December 31, 2014, a decrease of $45 million (33.6%) compared to $134 million for the year ended December 31, 2013. Operating profit percentage was 3.2% for the year ended December 31, 2014, compared to 4.7% for the year ended December 31, 2013. The decrease in operating profit was attributable to lower revenues and incremental costs incurred in connection with converting our information systems and operating as an independent publicly traded company.

Canada

Revenue was $669 million for the year ended December 31, 2014, a decrease of $104 million (13.5%) compared to the year ended December 31, 2013. The strengthening of the U.S. dollar accounted for approximately half of this decline. The balance of the decrease was primarily attributable to the ERP implementation creating a disruption across the business including the Edmonton distribution center warehouse management software.

Our Canadian revenue changed from 18% of total revenue in 2013 to 16% in 2014. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar, as our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S dollar strengthens relative to the Canadian dollar. In 2014, our revenue from Canada was unfavorably impacted by approximately $48 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to the Canadian dollar.

Operating profit was $47 million for the year ended December 31, 2014, unchanged year over year. Operating profit percentage increased to 7.0% from 6.1% in 2013 due to lower operating costs realized by facility consolidations year over year.

International

Revenue was $643 million for the year ended December 31, 2014, a decrease of $17 million (2.6%) compared to the year ended December 31, 2013. This decrease was mainly attributable to large export and valve project orders occurring in 2013 that did not repeat in 2014. These declines were partially offset by strong activity in the Middle East year over year.

Our international revenue changed from 15% of total revenue in 2013 to 16% in 2014. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar, as our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $6 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Australian dollar, Brazilian real, Kazakhstani Tenge, Mexican peso and the Russian ruble, and partially offset by the favorable impact of the U.S. dollar weakening against certain currencies, most notably the British pound.

Operating profit was $45 million for the year ended December 31, 2014, an increase of $2 million (4.7%) compared to $43 million for the year ended December 31, 2013. Operating profit percentage increased to 7.0% for the year ended December 31, 2014, compared to 6.5% for the year ended December 31, 2013. The increase in operating profit was mainly attributable to reduced cost of products.

Cost of products

Cost of products was $3,286 million for the year ended December 31, 2014 compared to $3,499 million for the year ended December 31, 2013, a decrease of $213 million. The decrease in cost of products was in line with changes in revenue. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and inbound and outbound freight.

Operating and warehousing costs

Operating and warehousing costs were $425 million for the year ended December 31, 2014 compared to $412 million for the year ended December 31, 2013, an increase of $13 million, mainly attributable to an increase in incremental costs associated with the ERP conversion and implementation. Operating and warehousing costs include branch location and distribution center expenses (including costs such as compensation, benefits and rent).

Selling, general and administrative expenses

Selling, general and administrative expenses were $213 million for the year ended December 31, 2014 compared to $161 million for the year ended December 31, 2013. The increase was primarily related to the incremental costs incurred in connection with operating as an independent publicly traded company, spin activities and ERP conversion and implementation. Selling, general and administrative expenses include regional and corporate expenses (including costs such as compensation, benefits and rent).

Other income (expense), net

Other income (expense), net were expenses of $3 million for the year ended December 31, 2014 compared to expenses of $2 million for the year ended December 31, 2013. This difference was primarily due to exchange rate changes.

Provision for income taxes

The effective tax rate for the years ended December 31, 2014 and December 31, 2013 was 34.9% and 33.8%, respectively. The tax rate is affected by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Consolidated Results

Years Ended December 31, 2013 and December 31, 2012

A summary of the Company’s revenue and operating profit by operating segment in 2013 and 2012 follows (in millions):

	Year Ended December 31,		Variance
	2013	2012	$	%
Revenue:
United States	$2,863	$2,257	$606	26.8%
Canada	773	591	182	30.8%
International	660	566	94	16.6%

Total Revenue	$4,296	$3,414	$882	25.8%

Operating Profit:
United States	$134	$94	$40	42.6%
Canada	47	37	10	27.0%
International	43	37	6	16.2%

Total Operating Profit	$224	$168	$56	33.3%

Operating Profit %:
United States	4.7%	4.2%
Canada	6.1%	6.3%
International	6.5%	6.5%

Total Operating Profit %	5.2%	4.9%

United States

Revenue was $2,863 million for the year ended December 31, 2013, an increase of $606 million (26.8%) compared to the year ended December 31, 2012. This increase was primarily attributable to the acquisition of Wilson during the second quarter of 2012 which contributed approximately $680 million in incremental revenue from a full year 2013 compared to seven months of activity in 2012, offset by a slow down in U.S. rig activity where the average rig count was down 8.2% which negatively affected revenues.

Operating profit was $134 million (which included $3 million in other costs related to acquisitions) for the year ended December 31, 2013, an increase of $40 million (42.6%) compared to $94 million for the year ended December 31, 2012. Operating profit percentage increased to 4.7%, from 4.2% in 2012. Excluding other costs for both periods, operating profit percentages were 4.8% and 5.5% for the years ended December 31, 2013 and 2012, respectively. Other costs primarily include the cost of inventory that was stepped up to fair value as a result of the acquisitions of Wilson and CE Franklin in 2012. The decrease primarily resulted from full period results from the Wilson acquisition, which included lower margins compared to the existing business.

Canada

Revenue was $773 million for the year ended December 31, 2013, an increase of $182 million (30.8%) compared to the year ended December 31, 2012. This increase was primarily attributable to the acquisition of CE Franklin during the third quarter of 2012 contributing approximately $195 million in incremental revenue associated with a full year in 2013 offset with a contracting market as evidenced by the declining active drilling rig count.

Our Canadian revenue changed from 17% of total revenue in 2012 to 18% in 2013. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar, as our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S dollar strengthens relative to the Canadian dollar. In 2013, our revenue from Canada was unfavorably impacted by approximately $26 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to the Canadian dollar.

Operating profit was $47 million (which included $2 million in other costs related to acquisitions) for the year ended December 31, 2012. Operating profit percentage decreased to 6.1% from 6.3% in 2012. Excluding other costs for both periods, operating profit percentages were 6.3% and 7.4% for the years ended December 31, 2013 and 2012, respectively. Increased volume was offset by the dilutive effect of combining the historically lower operating profit percentages produced by CE Franklin.

International

Revenue was $660 million for the year ended December 31, 2013, an increase of $94 million (16.6%) compared to the year ended December 31,2012. An increase of $36 million was due to a full year of activity in 2013 compared to seven months of activity in 2012 associated with the acquisition of Wilson. The remainder is primarily due to strong growth in drilling activity as evidenced by the 5% increase in rig count.

Our international revenue changed from 17% of total revenue in 2012 to 15% in 2013. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $5 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Australian dollar, Brazilian real, British pound, Kazakhstani Tenge, and the Russian ruble, and partially offset by the favorable impact of the U.S. dollar weakening against certain currencies, most notably the Mexican peso.

Operating profit was $43 million for the year ended December 31, 2013, an increase of $6 million (16.2%) compared to $37 million for the year ended December 31, 2012. Operating profit percentage remained constant at 6.5% from 2012 to 2013. The dollar increase primarily resulted from the volume gains discussed above.

Cost of products

Cost of products was $3,499 million for the year ended December 31, 2013 compared to $2,803 million for the year ended December 31, 2012, an increase of $696 million. The increase was primarily related to approximately $600 million in costs associated with the Wilson and CE Franklin acquisitions in 2012, and greater costs associated with a change in product mix. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and inbound and outbound freight.

Operating and warehousing costs

Operating and warehousing costs were $412 million for the year ended December 31, 2013 compared to $315 million for the year ended December 31, 2012, an increase of $97 million. The increase was primarily related to the Wilson and CE Franklin acquisitions based on a full year impact compared to a partial year in 2012. Operating and warehousing costs include branch location and distribution center expenses (including costs such as compensation, benefits and rent).

Selling, general and administrative expenses

Selling, general and administrative expenses were $161 million for the year ended December 31, 2013 compared to $128 million for the year ended December 31, 2012. The Wilson and CE Franklin acquisitions contributed approximately $37 million to selling, general and administrative expenses based on a full year compared to a partial year in 2012. The costs were slightly offset by reduced administrative redundancies. Selling, general and administrative expenses include regional and corporate expenses (including costs such as compensation, benefits and rent).

Other income (expense), net

Other income (expense), net were expenses of $2 million for the year ended December 31, 2013 compared to expenses of $3 million for the year ended December 31, 2012. This decrease was primarily due to lower foreign exchange losses.

Provision for income taxes

The effective tax rate for the year ended December 31, 2013 was 33.8% compared to 34.5% for 2012. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the release of an uncertain tax position related to transfer pricing in Canada. The effective tax rate during both periods was impacted by lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income tax.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results of operations as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization (“EBITDA”). This financial measure is not calculated in accordance with GAAP. A reconciliation of any non-GAAP financial measure to its most comparable GAAP financial measure is included below.

We use EBITDA internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to further analyze the results of ongoing operations.

The following table sets forth the reconciliations of EBITDA to the most comparable GAAP financial measures (in millions):

We believe EBITDA helps investors compare our operating performance with the performance of other companies who have different financing and capital structures or tax rates.

	Year Ended December 31,
	2014	2013	2012
Net income (1)	$116	$147	$108
Interest, net	(1)	—	—
Tax provision	62	75	57
Depreciation and amortization	21	17	12

EBITDA	$198	$239	$177

EBITDA % (2)	4.8%	5.6%	5.2%

(1)	We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to EBITDA.
(2)	EBITDA % is defined as EBITDA divided by Revenue.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We remain in a strong financial position, with resources available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe that cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements such as capital expenditures.

As of December 31, 2014 and 2013, we had cash and cash equivalents of $195 million and $101 million, respectively. For December 31, 2014, $120 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during or subsequent to when such decision is made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

The following table summarizes our net cash flows provided by (used in) operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$108	$317	$(12)
Net cash used in investing activities	(67)	(54)	(1,127)
Net cash provided by (used in) financing activities	66	(299)	1,184

Fiscal year 2014 compared to fiscal year 2013

Net cash provided by operating activities served as the primary source of liquidity. Net cash flows provided by operating activities in 2014 were $108 million, down from $317 million provided by in 2013. Net income decreased to $116 million in 2014 compared to $147 million in 2013, primarily due to decrease in revenues and increase in Corporate expenses related to Spin-Off activities. Net changes in operating assets and liabilities, net of acquisitions, provided a deficit of $66 million in 2014 compared to $132 million in 2013. The decrease was primarily due to a $200 million increase in receivables, $116 million increase in inventory, partially offset by $261 million increase in accounts payables attributable to a reorganization of our legal entities and the ERP system implementation. Adjustments to reconcile net income to net cash provided by operating activities was $58 million in 2014 compared to $38 million in 2013 driven by higher depreciation and amortization, deferred income taxes, and stock-based compensation.

Net cash used in investing activities in 2014 was $67 million compared to $54 million in 2013. Cash used in 2014 was mainly due to $39 million of capital expenditures and $36 million in business acquisitions.

Net cash provided by financing activities for 2014 was $66 million, compared to $299 million used in 2013 associated with net contributions from or distributions to the parent company.

Fiscal year 2013 compared to fiscal year 2012

Net cash provided by operating activities served as the primary source of liquidity. Net cash flows provided by operating activities in 2013 were $317 million, up from $12 million used in 2012. Net income increased to $147 million in 2013 compared to $108 million in 2012 primarily due to the full year impact from 2012 acquisitions. Net changes in operating assets and liabilities, net of acquisitions, provided $132 million in 2013 compared to deficit of $138 million in 2012. The improvement was primarily due to a $23 million reduction in receivables as a result of improved collections and a decrease of $158 million in inventory as management actively reduced inventory levels in line with lower market volumes.

Adjustments to reconcile net income to net cash provided by operating activities was $38 million in 2013 compared to $18 million in 2012 driven by higher depreciation and amortization combined with a favorable change in deferred income taxes.

Net cash used in investing activities in 2013 was $54 million compared to cash used in 2012 at $1,127 million. Cash used in 2013 was mainly due to $55 million of capital expenditures primarily related to warehouse and office facilities necessitated by consolidating facilities. Cash used in 2012 was mainly related to $1,113 million in business acquisitions related to Wilson and CE Franklin.

Net cash used in financing activities for 2013 was $299 million, compared to $1,184 million provided by financing activities in 2012 associated with net contributions to the parent company.

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was a decrease of $13 million and a decrease of $1 million for the years ended December 31, 2014 and 2013, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the unborrowed portion of the revolving credit facility. We expect capital expenditures for fiscal 2015 to be approximately $15 million primarily related to warehouse and office facilities for our operations in United Arab Emirates.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2014 (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Contractual Obligations:
Operating leases	$125	$39	$45	$19	$22

Total Contractual Obligations	$125	$39	$45	$19	$22

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to allowance for doubtful accounts, inventory reserves, goodwill, purchase price allocation of acquisitions, vendor consideration and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

We grant credit to our customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2014 and 2013, allowance for doubtful accounts totaled $19 million and $22 million, or 2.2% and 3.2% of gross accounts receivable, respectively.

The Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, changes in estimates could become material in future periods.

Inventory Reserves

Inventories consist of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of products we stock, among other factors. At December 31, 2014 and 2013, inventory reserves totaled $39 million and $31 million, or 3.9% and 3.5% of gross inventory, respectively. Changes in our estimates could be material under weaker market conditions or outlook.

Goodwill & Impairment

The Company has approximately $346 million of goodwill as of December 31, 2014. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The annual impairment test is performed during the fourth quarter of each year. Based on its analysis, the Company did not report any impairment of goodwill for the years ended December 31, 2014, 2013 and 2012.

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Vendor Consideration

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes. Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs incurred by the Company to sell the vendor’s product. Therefore, the Company treats these funds as a reduction of inventory when purchased and once these goods are sold to third parties the associated amount is credited to cost of sales. The Company develops accrual rates for vendor consideration based on the provisions of the arrangements in place, historical trends, purchases and future expectations. Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Income Taxes

The Company is a U.S. registered company and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates of the countries in which the Company operates and income is earned.

The Company’s annual tax provision is based on taxable income, statutory rates, and the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.

The Company determined the provision for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. If the Company determines that they would be able to realize their deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The Company (1) records unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available in jurisdictions of operation. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest.

The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside the United States. Unremitted earnings of these subsidiaries were $187 million at December 31, 2014. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08 Reporting Discontinued Operations and Disclosures ofDisposals of Components of an Entity, which is an update for Accounting Standards Codification Topic No. 205 “Presentation of Financial Statements” and Topic No. 360 “Property, Plant and Equipment’. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The adoption of this update concerns presentation and disclosure only as it relates to the Company’s consolidated financial statements. The Company is currently assessing the impact of ASU No. 2014-08 on its financial position and results of operations. No material changes are expected upon adoption of this ASU.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 12 (Derivative Financial Instruments) to the Consolidated Financial Statements.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 32% of our 2014 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2014, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, Brazilian real, British pound, Mexican peso, Kazakhstani tenge, and Russian ruble.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. During 2014, we experienced a net foreign currency translation loss totaling $45 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our net income since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other expense (income), net. During the years ended December 31, 2014, 2013 and 2012, we reported foreign currency transaction losses of $2 million, $2 million and $3 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of our revenues for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly some of our revenues for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for 2014 compared to the average for 2013 for the aggregate of our foreign operations compared to the U.S. dollar decreased by 5.7%. The average foreign exchange rate for 2014 compared to the average for 2013 of the Australian dollar, Brazilian real, Canadian dollar, Kazakhstani tenge, Mexican peso and the Russian ruble compared to the U.S. dollar decreased by 6.9%, 8.3%, 6.5%, 14.6%, 3.8% and 16.1%, respectively, while the average foreign exchange rate of the British pound increased in relation to the U.S. dollar by 4.8%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during 2014 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $3 million decrease in net income for 2014. A 10% weakening from the levels experienced during 2014 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $2 million increase in net income for 2014.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal control over financial reporting

(a) Management’s annual report on internal control over financial reporting.

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent public registered accounting firm will report on our internal control over financial reporting as of December 31, 2015.

(b) Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated	by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Transition Services Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.2	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.3	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.4	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.5	Master Services Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.6	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.7	Form of Employment Agreement for Executive Officers (1)

10.8	NOW Inc. 2014 Incentive Compensation Plan (2)

10.9	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named there in, dated as of April 18, 2014 (3)

10.10	Form of Restricted Stock Award Agreement (6 year cliff vest) (4)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (5)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(5)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW Inc.

Date: February 25, 2015

By:	/s/ Robert R. Workman
Robert R. Workman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Robert R. Workman and Daniel L. Molinaro, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert R. Workman	President, Chief Executive Officer and Director	February 25, 2015
Robert R. Workman

/s/ Daniel L. Molinaro	Senior Vice President and Chief Financial Officer	February 25, 2015
Daniel L. Molinaro

/s/ David A. Cherechinsky	Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2015
David A. Cherechinsky

/s/ Merrill A. Miller, Jr.	Chairman of the Board	February 25, 2015
Merrill A. Miller, Jr.

/s/ Richard Alario	Director	February 25, 2015
Richard Alario

/s/ Terry Bonno	Director	February 25, 2015
Terry Bonno

/s/ Galen Cobb	Director	February 25, 2015
Galen Cobb

/s/ James Crandell	Director	February 25, 2015
James Crandell

/s/ Rodney Eads	Director	February 25, 2015
Rodney Eads

/s/ Michael Frazier	Director	February 25, 2015
Michael Frazier

/s/ J. Wayne Richards	Director	February 25, 2015
J. Wayne Richards

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NOW Inc.

We have audited the accompanying consolidated balance sheets of NOW Inc. as of December 31, 2014, and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOW Inc. at December 31, 2014, and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2015

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$195	$101
Receivables, net	851	661
Inventories, net	949	850
Deferred income taxes	22	21
Prepaid and other current assets	30	29

Total current assets	2,047	1,662
Property, plant and equipment, net	124	102
Deferred income taxes	2	15
Goodwill	346	333
Intangibles, net	73	68
Other assets	4	3

Total assets	$2,596	$2,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$264
Accrued liabilities	125	99
Accrued income taxes	5	—

Total current liabilities	620	363
Deferred income taxes	10	16
Other liabilities	—	2

Total liabilities	630	381

Commitments and contingencies

Stockholders’ equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,067,457 shares issued and outstanding	1	—
Additional paid-in capital	1,952	—
National Oilwell Varco, Inc. (“NOV”) net investment	—	1,802
Retained earnings	58	—
Accumulated other comprehensive income (loss)	(45)	—

Total stockholders’ equity	1,966	1,802

Total liabilities and stockholders’ equity	$2,596	$2,183

NOW INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$4,105	$4,296	$3,414
Operating expenses:
Cost of products	3,286	3,499	2,803
Operating and warehousing costs	425	412	315
Selling, general and administrative	213	161	128

Operating profit	181	224	168
Other income (expense)	(3)	(2)	(3)

Income before income taxes	178	222	165
Provision for income taxes	62	75	57

Net income	$116	$147	$108

Earnings per share:
Basic earnings per common share	$1.07	$1.37	$1.01

Diluted earnings per common share	$1.06	$1.37	$1.00

Weighted-average common shares outstanding, basic	107	107	107

Weighted-average common shares outstanding, diluted	108	107	107

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$116	$147	$108
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	(18)	9

Comprehensive income	$71	$129	$117

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$116	$147	$108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	17	12
Deferred income taxes	7	3	(7)
Stock-based compensation	18	6	6
Gain on disposal of property, plant and equipment	(6)	—	—
Other, net	18	12	7
Change in operating assets and liabilities:
Receivables	(200)	23	(25)
Inventories	(116)	158	(87)
Prepaid and other current assets	(1)	(11)	(3)
Accounts payable and accrued liabilities	261	(9)	(59)
Accrued or prepaid income taxes	(6)	(6)	(1)
Other assets / liabilities, net	(4)	(23)	37

Net cash provided by (used in) operating activities	108	317	(12)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39)	(55)	(14)
Business acquisitions, net of cash acquired	(36)	—	(1,113)
Other, net	8	1	—

Net cash used in investing activities	(67)	(54)	(1,127)
Cash flows from financing activities:
Net contributions from (distributions to) NOV	67	(298)	1,185
Other	(1)	(1)	(1)

Net cash provided by (used in) financing activities	66	(299)	1,184
Effect of exchange rates on cash and cash equivalents	(13)	(1)	2

Net change in cash and cash equivalents	94	(37)	47
Cash and cash equivalents, beginning of period	101	138	91

Cash and cash equivalents, end of period	$195	$101	$138

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Income taxes paid	$65	$73	$65
Non-cash investing and financing activities:
Contributed property, plant and equipment	$4	$—	$—
Accrued purchases of property, plant and equipment	$1	$—	$—

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock
		Additional		NOV	Accum. Other	Total
	Par	Paid-In	Retained	Net	Comprehensive	Stockholders’
	Value	Capital	Earnings	Investment	Income (Loss)	Equity
January 1, 2012	$—	$—	$—	$660	$9	$669
Net income	—	—	—	108	—	108
Other comprehensive income	—	—	—	—	9	9
Contributions from (distributions to) NOV	—	—	—	1,185	—	1,185

December 31, 2012	—	—	—	1,953	18	1,971
Net income	—	—	—	147	—	147
Other comprehensive loss	—	—	—	—	(18)	(18)
Contributions from (distributions to) NOV	—	—	—	(298)	—	(298)

December 31, 2013	—	—	—	1,802	—	1,802
Net income	—	—	58	58	—	116
Net transfers from NOV	—	—	—	75	—	75
Stock-based compensation	—	13	—	5	—	18
Reclassification of NOV net investment to additional paid-in capital	—	1,940	—	(1,940)	—	—
Issuance of common stock at Separation	1	(1)	—	—	—	—
Other comprehensive loss	—	—	—	—	(45)	(45)

December 31, 2014	$1	$1,952	$58	$—	$(45)	$1,966

Shares of Common Stock (in thousands)
January 1, 2014	—
Issuance of common stock at Separation, May 30, 2014	107,053
Issuance of common stock for exercise of options	14

December 31, 2014	107,067

See notes to consolidated financial statements.

NOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and Wilson Export brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in over 90 countries. NOW’s energy product offerings are used in the energy industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

The Separation

On May 1, 2014, the National Oilwell Varco, Inc. (“NOV”) Board of Directors approved the Spin-Off (the “Spin-Off” or “Separation”) of its distribution business into an independent, publicly traded company named NOW Inc. In accordance with a separation and distribution agreement, the two companies were separated by NOV distributing to its stockholders 107,053,031 shares of common stock of the Company after the market closed on May 30, 2014. Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business on May 30, 2014. Fractional shares of NOW common stock were not distributed and any fractional shares of NOW common stock otherwise issuable to a NOV stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the Spin-Off, NOV received an opinion from its legal counsel to the effect that, based on certain facts, assumptions, representations and undertakings, for U.S. federal income tax purposes, the distribution of NOW common stock and certain related transactions generally was not taxable to NOV or U.S. holders of NOV common stock, except in respect to cash received in lieu of fractional shares, which generally will be taxable to such holders as a capital gain. Following the Spin-Off, NOW became an independent, publicly traded company as NOV had no ownership interest in NOW. Each company has separate public ownership, boards of directors and management. A Registration Statement on Form 10, as amended, relating to the Spin-Off was filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on May 13, 2014. On June 2, 2014, NOW stock began trading the “regular-way” on the New York Stock Exchange under the ticker symbol “DNOW”.

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•	The Company’s consolidated statement of income for the year ended December 31, 2014 consists of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•	The Company’s consolidated balance sheet as of December 31, 2014 is presented on a consolidated basis, whereas the Company’s consolidated balance sheet as of December 31, 2013 was prepared on a combined basis.

•	The Company’s consolidated statement of cash flows for the year ended December 31, 2014 consist of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures.

Actual costs that would have been incurred if NOW had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company’s historical financial statements prior to May 31, 2014 do not reflect the debt or interest costs it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other costs, not reflected in its historical financial statements prior to May 31, 2014, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to May 31, 2014 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to May 31, 2014, and may not be indicative of the Company’s future results of operations and financial position.

The consolidated financial statements include certain assets and liabilities that have historically been held by NOV but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV are not specifically identifiable to NOW and therefore were not allocated to it for any of the periods presented prior to the Spin-Off. Cash and equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Spin-Off to and from NOV’s cash management system are reflected as a component of NOV net investment on the consolidated balance sheets.

Prior to the Spin-Off, all significant intercompany transactions between NOW and NOV were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statements of cash flow as a financing activity and in the consolidated balance sheet as NOV net investment.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and Cash Equivalents consist of all highly liquid investments with maturities of three months or less at the date of purchase.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. See Note 12 for the fair value of derivative financial instruments.

Inventories

Inventories consist of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on-hand as well as its future expectations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in the results of operations for the respective period. Depreciation is provided using the straight-line method over the estimated useful lives of individual items.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

The Company evaluates the recoverability of property, plant and equipment and amortizable intangible assets, at the asset level, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any such impairment charge during the years presented.

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The two-step goodwill impairment test is performed to review goodwill for impairment. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. For purposes of testing goodwill we have four reporting units; United States Energy branches, United States supply chain locations, Canada and International. We estimate fair value utilizing valuation techniques that include consideration of observable market earnings multiples of comparable companies and discounted cash flow analyses which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of property, plant and equipment and amortizable intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in other income. Net foreign currency transaction losses were $2 million, $2 million and $3 million for the years ending December 31, 2014, 2013 and 2012, respectively, and are included in other income (expense) in the accompanying consolidated statements of income.

Revenue Recognition

The Company sells products through store fronts, on-site and eCommerce. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Generally, across every channel, these conditions are met when the product is shipped or picked up by the customer. Revenues are presented net of return allowances and include freight charges billed to customers. Sales tax collected from customers is excluded from revenue in the accompanying consolidated statements of income.

Cost of Products

Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and shipping and handling and inbound and outbound freight.

Operating and Warehousing Costs

Operating and Warehousing Costs include branch location and distribution center expenses (including compensation, benefits and rent).

Vendor Consideration

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes. Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs incurred by the Company to sell the vendor’s product. Therefore, the Company treats these funds as a reduction of inventory when purchased and once these goods are sold to third parties the associated amount is credited to cost of sales. The Company develops accrual rates for vendor consideration based on the provisions of the arrangements in place, historical trends, purchases and future expectations. Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. No single customer represents more than 10% of the Company’s revenue. The Company’s top 20 customers in aggregate represent approximately one-third of the Company’s revenue.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation—Stock Compensation” (“ASC Topic 718”). Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements.

Environmental Liabilities

When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contingencies

The Company accrues for costs relating to litigation claims and other contingent matters, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous judgments with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

In circumstances where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than others, the low end of the range is accrued.

3. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubful accounts
Beginning balance	$22	$15	$6
Net charge-offs	(7)	(2)	(5)
Provision	4	9	14

Ending balance	$19	$22	$15

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2014	2013	2012
Finished goods	$988	$881	$1,047
Less: inventory reserves	(39)	(31)	(32)

Total	$949	$850	$1,015

Inventory reserves:
Beginning balance	$31	$32	$22
Charged to costs and expenses	8	5	16
Write-offs	—	(6)	(6)

Ending balance	$39	$31	$32

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	December 31,
		2014	2013
Information technology assets	2-7 Years	$49	$27
Operating equipment	3-15 Years	51	57
Buildings and land(1)	5-35 Years	73	60
Construction in progress		2	19

Total property, plant and equipment		175	163
Less: accumulated depreciation		(51)	(61)

Property, plant and equipment, net		$124	$102

(1)	Land has indefinite life.

Depreciation expense was $16 million, $11 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2014	2013
Compensation and other related expenses	$39	$24
Customer prepayments	24	18
Taxes (non income)	24	25
Other	38	32

Total	$125	$99

7. Goodwill and Intangibles

The Company performed its annual impairment analysis for its goodwill during the fourth quarter of 2014 resulting in no impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2012	$204	$117	$22	$343
Foreign currency translation adjustments and other	(2)	(8)	—	(10)

Balance at December 31, 2013	202	109	22	333
Additions	20	—	—	20
Foreign currency translation adjustments and other	(2)	(8)	3	(7)

Balance at December 31, 2014	$220	$101	$25	$346

Identified intangible assets with determinable lives consist primarily of customer relationships, tradenames, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $5 million in each of the next five years.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2012	$53	$3	$18	$74
Amortization	(3)	(1)	(2)	(6)

Balance at December 31, 2013	50	2	16	68
Additions	10	—	—	10
Amortization	(3)	(1)	(1)	(5)

Balance at December 31, 2014	$57	$1	$15	$73

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2012:
Tradenames, trademarks and patents	$63	$(3)	$60
Customer relationships	13	(2)	11
Other (covenant not to compete)	4	(1)	3

Total identified intangibles	$80	$(6)	$74

December 31, 2013:
Tradenames, trademarks and patents	$63	$(6)	$57
Customer relationships	13	(3)	10
Other (covenant not to compete)	4	(3)	1

Total identified intangibles	$80	$(12)	$68

December 31, 2014:
Tradenames, trademarks and patents	$61	$(9)	$52
Customer relationships	24	(4)	20
Other (covenant not to compete)	5	(4)	1

Total identified intangibles	$90	$(17)	$73

8. Income Taxes

In connection with the Separation, the Company and NOV entered into a Tax Matters Agreement, dated as of May 29, 2014 (the “Tax Matters Agreement”), which governs the Company’s and NOV’s respective rights, responsibilities and obligations. The Tax Matters Agreement sets forth the Company and NOV’s rights and obligations related to the allocation of federal, state, local and foreign taxes for periods before and after the Spin-Off, as well as taxes attributable to the Spin-Off, and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Matters Agreement, NOV will prepare and file the consolidated federal income tax return, and any other tax returns that include both NOV and the Company for all taxable periods ending on or prior to May 30, 2014. NOV will indemnify and hold harmless the Company for any income tax liability for periods before the Separation date. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. Settlements of tax payments between NOV and the Company were generally treated as contributions from or distributions to NOV in periods prior to the Separation date. Following the Spin-Off, the Company maintains the amount legally due to the tax authorities and maintains a due to/from NOV, Inc. for taxes related to periods prior to the Spin-Off that NOV is responsible for. After NOV files the tax returns for 2014, we anticipate there will be a settlement under the Tax Matters Agreement related to income taxes for the period of 2014 prior to the Spin-Off.

The domestic and foreign components of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
United States	$101	$161	$115
Foreign	77	61	50

	$178	$222	$165

The provision for income taxes for 2014, 2013, and 2012 consisted of the following (in millions):

	2014	2013	2012
U.S. Federal:
Current	$38	$48	$46
Deferred	3	6	(4)

	41	54	42
U.S. State:
Current	4	4	4
Deferred	—	—	1

	4	4	5
Foreign
Current	18	20	14
Deferred	(1)	(3)	(4)

	17	17	10

Total current income tax provision	$62	$75	$57

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	$62	$78	$58
Foreign income tax rate differential	(6)	(5)	(5)
State income tax, net of federal benefit	3	3	2
Nondeductible expenses	2	2	1
Foreign dividends, net of foreign tax credits	—	(1)	1
Change in contingency reserve and other	1	(2)	—

Income tax expense (benefit)	$62	$75	$57

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Deferred tax assets:
Allowances and operating liabilities	$2	$12	$10
Net operating loss carryforwards	1	1	—
Book over tax depreciation	—	2	1
Trade credit	4	1	—
Bad debt reserve	3	2	1
Inventory reserve	9	11	12
Stock options	12	5	4
Other	3	2	1

Total deferred tax assets	34	36	29

Deferred tax liabilities:
Tax over book depreciation	(2)	(2)	—
Intangible assets	(18)	(14)	(9)

Total deferred tax liabilities	(20)	(16)	(9)

Net deferred tax asset	$14	$20	$20

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looked to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income and determined a valuation allowance is not needed. The need for a valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Unrecognized tax benefit—January 1	$—	$2	$2
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	(2)	—

Unrecognized tax benefit—December 31	$—	$—	$2

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2014, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions. At December 31, 2014, the Company has not accrued any interest and penalties relating to unrecognized tax benefits.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2009 and outside the U.S. for the tax years ending after 2006. The Company is indemnified for any income tax expense exposures related to periods prior to the Separation.

In the United States, the Company has no net operating loss carryforwards as of December 31, 2014 and December 31, 2013.

Outside the United States, the Company has $4 million and $1 million of net operating loss carryforwards as of December 31, 2014 and December 31, 2013. The majority of net operating loss carryforwards will expire between 2023 and 2024.

Also in the United States, the Company has $0 and $3 million of excess foreign tax credits as of December 31, 2014 and December 31, 2013.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, the amount of unremitted earnings was approximately $187 million. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. These earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Because of the number of tax jurisdictions in which the Company operates, its effective tax rate can fluctuate as operations and the local country tax rates fluctuate. The Company is also subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company’s future tax provision will reflect any favorable or unfavorable adjustments to its estimated tax liabilities when resolved. The Company is unable to predict the outcome of these matters. However, the Company believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company.

9. Credit Facility

On April 18, 2014, the Company entered into a five-year senior unsecured revolving credit facility with a syndicate of lenders, including Wells Fargo Bank, National Association, as administrative agent. The credit facility became available to the Company on June 2, 2014 as a result of the satisfaction of customary conditions, including the consummation of the Separation. The credit facility is for an aggregate principal amount of up to $750 million with sub-facilities for standby letters of credit and swingline loans, each with a sublimit of $150 million and $50 million, respectively. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. Borrowings under the credit facility will bear interest at a base rate (as defined in the credit agreement) plus an applicable interest margin based on the Company’s capitalization ratio. The base rate is calculated as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (b) the prime commercial lending rate of the administrative agent, as established from time to time at its principal U.S. office, and (c) the Daily One-Month LIBOR (as defined in the credit agreement) plus 1%. The Company also has the option for borrowings under the credit facility to bear interest based on LIBOR (as defined in the credit agreement). The credit facility is unsecured and guaranteed by the Company’s domestic subsidiaries. The credit agreement also provides for customary fees, including administrative agent fees, commitment fees, fees in respect of letters of credit and other fees. The annual commitment fee ranges from 25 to 35 basis points of the unused portion of the credit facility. The line of credit expires in April 2019, unless extended.

The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1. As of December 31, 2014, the Company was in compliance with all covenants.

As of December 31, 2014, the Company had no borrowings against its revolving credit facility and a $2 million letter of credit was issued under its revolving credit facility. The letter of credit was issued in conjunction with casualty insurance expiring May 30, 2015.

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At December 31, 2014, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

The Company’s business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to the Company’s business. Although the Company has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies hereunder may not result in additional, presently unquantifiable, costs or liabilities to the Company.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2024. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $61 million, $70 million and $50 million in 2014, 2013 and 2012, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2014, are payable as follows (in millions):

2015	$39
2016	27
2017	18
2018	12
2019	7
Thereafter	22

Total future lease commitments	$125

11. Related Party Transactions and Net Parent Company Investment

Related Party Transactions

In connection with the Spin-Off, the Company and NOV entered into a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and Transition Service Agreement each dated May 29, 2014.

The Separation and Distribution Agreement contains the key provisions related to the separation from NOV and the distribution of the Company’s common stock to NOV shareholders. The Separation and Distribution Agreement separated the assets related to the Company’s business from NOV, along with liabilities related to such assets, which now reside with the Company. In general, the Company agrees to indemnify NOV from liabilities arising from the Company’s business and assets, and NOV agrees to indemnify the Company from liabilities arising from NOV’s business and assets (that remained with NOV), except as otherwise provided in such agreement.

The Tax Matters Agreement (See Note 8) governs the respective rights, responsibilities and obligations of each party with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions to preserve the tax-free status of the Spin-Off and other tax matters.

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

The Transition Service Agreement provides for transitional services in the areas of information technology, tax, accounting, finance and employee benefits and are initially short-term in nature. The charges under these transition service agreements will be at cost-based rates. For the period from May 31 through September 30, 2014, the net amount of less than $1 million incurred by the Company under this agreement was recognized in selling, general and administrative in the consolidated statements of income. No amounts were reflected in the consolidated statements of income prior to May 31, 2014, as the Transition Service Agreement was not effective prior to the Spin-Off.

Allocation of General Corporate Expenses

For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. During 2014, 2013 and 2012, NOW Inc. was allocated $6 million, $9 million and $7 million, respectively, of general corporate expenses incurred by NOV which is included within selling, general and administrative expenses in the consolidated statements of income. Allocations from NOV discontinued as of May 30, 2014.

NOV Net Investment

Prior to the Spin-Off, net contributions from NOV invested equity were included within NOV net investment on the consolidated balance sheets and statements of cash flows. The components of the change in NOV net investment are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net contribution from (distributions to) NOV per the consolidated statements of stockholders’ equity	$138	$(151)	$1,293
Non-cash adjustments:
Stock-based compensation	(5)	—
Net transfer of assets and liabilities from NOV	(8)	—
Less: Net income attributable to NOV net investment prior to the Spin-Off	(58)	(147)	(108)

Net contributions from (distributions to) NOV per the consolidated statements of cash flows	$67	$(298)	$1,185

As a result of the separation and distribution, certain adjustments were made to true-up the differences between the book basis and the tax basis of certain assets and liabilities, the loss of certain tax credits that were no longer eligible for use, and liabilities assumed by NOV, which resulted in a net $5 million adjustment to current and deferred tax balances with an offsetting reduction to additional paid-in capital.

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

The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At December 31, 2014, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of less than $1 million and is included in prepaid and other current assets in the consolidated balance sheets.

At December 31, 2014, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. Forward contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). Other forward exchange contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk associated with certain firm commitments denominated in currencies other than the functional currency of the operating unit (fair value hedge). In addition, the Company will enter into non-designated forward contracts against various foreign currencies to manage the foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts (non-designated hedge).

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Currency Translation Adjustments

Balance at December 31, 2013	$—
Accumulated other comprehensive income (loss) before reclassifications	(45)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Balance at December 31, 2014	$(45)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”).

14. Business Segments

The Company has four principal operating segments, which are the (1) United States Energy branches, (2) United States Supply Chain locations, (3) Canada and (4) International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific oilfield market; opportunities to grow profitability through new technology, new products or new customer accounts; confidence in management; competitive landscape and intensity; etc.

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The United States Energy branches and United States Supply Chain locations operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered and services offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments.

United States

The Company has more than 200 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of over 70 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in over 20 countries and serves the needs of its international customers from more than 30 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2014
Revenue	$2,793	$669	$643	$4,105
Operating profit	89	47	45	181
Depreciation and amortization	16	3	2	21
Long-lived assets:
Property, plant and equipment, net	101	20	3	124
Goodwill	220	101	25	346
Intangibles, net	58	1	14	73
Total assets	1,733	500	363	2,596
2013
Revenue	$2,863	$773	$660	$4,296
Operating profit	134	47	43	224
Depreciation and amortization	11	3	3	17
Long-lived assets:
Property, plant and equipment, net	86	13	3	102
Goodwill	202	109	22	333
Intangibles, net	50	2	16	68
Total assets	1,582	411	190	2,183
2012
Revenue	$2,257	$591	$566	$3,414
Operating profit	94	37	37	168
Depreciation and amortization	7	2	3	12
Long-lived assets:
Property, plant and equipment, net	40	16	5	61
Goodwill	204	117	22	343
Intangibles, net	53	3	18	74
Total assets	1,603	549	221	2,373

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2014	2013	2012
Product Category
Drilling and production	$991	$987	$860
Pipe	723	845	621
Valves	801	839	569
Fittings and flanges	667	664	522
Mill tool, MRO, safety and other	923	961	842

Total	$4,105	$4,296	$3,414

15. Earnings Per Share

In conjunction with the Spin-Off, NOV distributed to its stockholders all 107,053,031 shares of common stock of NOW Inc. after the market closed on May 30, 2014. Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business May 30, 2014. On June 2, 2014, NOW Inc. stock began trading the “regular-way” on the New York Stock Exchange under the symbol “DNOW”.

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

For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, the Company has assumed the 107,053,031 shares of common stock of NOW Inc. that was distributed on May 30, 2014 to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted-average shares. In addition, the Company has assumed the dilutive securities outstanding at May 30, 2014, were also outstanding for each of the periods prior to the Spin-Off presented.

For the year ended December 31, 2014, 2,552,292 stock options, RSAs and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

	Year Ended December 31,
(In millions, except share data)	2014	2013	2012
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$116	$147	$108
Less: net income attributable to nonvested shares	(1)	—	—

Net income attributable to the Company’s stockholders	$115	$147	$108

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted average common shares outstanding	107,058,843	107,053,031	107,053,031
Effect of dilutive securities: Dilutive effect of stock based compensation	497,301	415,837	415,837

Denominator for diluted net income per share attributable to the Company’s stockholders:	107,556,144	107,468,868	107,468,868

Earnings per share attributable to the Company’s stockholders:
Basic	$1.07	$1.37	$1.01

Diluted	$1.06	$1.37	$1.00

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to the Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to the Company allocated to these participating securities was approximately $1 million, $0 million, and $0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and therefore excluded from net income attributable to the Company per share calculation.

16. Stock-based Compensation and Outstanding Awards

Prior to the Spin-Off, the Company participated in NOV’s stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “NOV Plan”) and the Company’s employees were issued NOV equity awards. Under the NOV Plan, the Company’s employees were granted stock options, restricted stock units (RSUs), performance share awards (PSAs) and/or restricted stock awards (RSAs).

In connection with the Spin-Off, the Company established the NOW Inc. Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the Company’s board of directors and approved by NOV, as the Company’s sole stockholder, on May 1, 2014. Under the terms of the Plan, 16 million shares of Company common stock were authorized for grant under the Plan. In connection with the Spin-Off, stock-based compensation awards granted under the NOV Plan and held by Company employees as of May 30, 2014, were adjusted or substituted as follows. These adjustments were intended to preserve the intrinsic value of the awards on May 30, 2014.

•	Stock option awards held by Company employees were replaced with substitute awards to purchase NOW common stock.

•	Unvested RSAs and RSUs under the NOV plan were replaced with adjusted, substitute awards for NOW RSAs or RSUs, as applicable.

•	PSAs received were replaced entirely with substitute NOW RSAs.

Stock based compensation expense recognized in the years ended December 31, 2014, 2013 and 2012 totaled $18 million, $6 million and $6 million, respectively. Adjustment and substitution of the awards did not result in additional compensation expense.

A summary of stock option activity under the Plan as of December 31, 2014, and changes from May 30, 2014 through December 31, 2014 are presented below:

Options	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of May 30, 2014	3,599,654	$30.85
Granted	—	—
Forfeited	(39,855)	31.36
Exercised or settled	(14,280)	27.49
Expired or canceled

Outstanding as of December 31, 2014	3,545,519	$30.86	$2

Exercisable at December 31, 2014	1,589,126	$30.61	$2

All stock option awards presented in this table are for NOW stock only.

The weighted-average remaining contractual terms of outstanding options and exercisable options at December 31, 2014, were 7.6 years and 6.4 years, respectively. The total intrinsic value of options exercised for the period from May 30, 2014 through December 31, 2014 was less than $1 million.

A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes for the period from May 30, 2014 through December 31, 2014 are presented below:

RSAs / RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of May 30, 2014	1,034,055	$31.94
Granted	1,422,708	29.02
Vested	—	—
Forfeited	(9,825)	31.59
Expired or canceled	—	—

Nonvested as of December 31, 2014	2,446,938	$30.24

All RSUs and RSAs presented in this table are for NOW stock only.

Awards granted in connection with the adjustment and substitution of awards originally issued under the NOV Plan were deducted from the number of NOW shares of common stock available for grant under the Plan. As of December 31, 2014, unrecognized compensation cost related to stock option awards was $12 million, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation cost related to RSU and RSA awards was $57 million, which is expected to be recognized over a weighted average period of 4.6 years.

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise activity. The use of the Black-Scholes options-pricing model requires the use of extensive actual employee exercise activity data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected term.

Though NOW Inc. did not grant any new options in 2014 after the Spin-Off, the following table provides the significant assumptions used to calculate the grant date fair market values of options granted prior to the Spin-Off over the years shown below, as calculated using the Black-Scholes options-pricing model.

	Year Ended December 31,
	2014	2013	2012
Valuation Assumptions:
Expected volatility	50.0%	50.1%	51.7%
Risk-free interest rate	0.9%	0.9%	0.9%
Expected dividends	$0.75	$0.75	$0.57
Expected term (in years)	3.4	3.4	3.2

Expected volatility was based on NOV’s actual volatility for traded options for the past 10 years prior to grant date. The risk-free interest rate assumption was based on observed interest rates appropriate for the term of the employee stock options. The expected dividend assumption was based on NOV’s history and expectation of dividend payouts. The estimated expected term was based on NOV’s actual employee exercise activity for the past ten years. As stock-based compensation expense recognized in the consolidated statements of income for 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

17. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Revenue	$1,077	$952	$1,070	$1,006
Operating expenses
Cost of products	869	759	857	801
Operating and warehousing costs	102	105	108	110
Selling, general and administrative	44	45	55	69

Operating profit	62	43	50	26
Other income	—	—	(1)	(2)

Income before income taxes	62	43	49	24
Provision for income taxes	21	16	17	8

Net income	$41	$27	$32	$16

Earnings per share
Basic earnings per common share	$0.38	$0.25	$0.30	$0.15

Diluted earnings per common share	$0.38	$0.25	$0.30	$0.14

Weighted-average common shares outstanding, basic	107	107	107	107

Weighted-average common shares outstanding, diluted	107	108	108	108

Year ended December 31, 2013
Revenue	$1,072	$1,070	$1,113	$1,041
Operating expenses
Cost of products	874	874	907	844
Operating and warehousing costs	101	103	104	104
Selling, general and administrative	39	40	39	43

Operating profit	58	53	63	50
Other income	2	2	(4)	(2)

Income before income taxes	60	55	59	48
Provision for income taxes	19	22	20	14

Net income	$41	$33	$39	$34

Earnings per share
Basic earnings per common share	$0.37	$0.31	$0.37	$0.32

Diluted earnings per common share	$0.37	$0.31	$0.36	$0.32

Weighted-average common shares outstanding, basic	107	107	107	107

Weighted-average common shares outstanding, diluted	107	107	107	107

18. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2014 the company had more than 5,000 employees in total, of which approximately 500 were temporary employees. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2014, 2013 and 2012, expenses for defined-contribution plans were $13 million, $14 million, and $6 million, respectively, and all funding is current. The Company sponsors one defined benefit plan in the UK which is frozen. This plan as of December 31, 2014 has a projected benefit obligation of $4 million and plan assets of $5 million. The net asset is presented within other assets on the consolidated balance sheets.

19. Acquisitions

In 2014, the Company completed three acquisitions for an aggregate purchase price consideration of approximately $36 million. These acquisitions expand NOW’s market in the United States. The Company completed its preliminarily valuations as of the acquisition date of the acquired net assets and recognized goodwill of $20 million and intangible assets of $10 million. The purchase price consideration is subject to customary post-closing working capital adjustments that could ultimately affect the amount of purchase price consideration and goodwill recognized. We have not presented supplementary pro forma financial information for 2013 because these acquisitions were immaterial to the results of the Company.