Form 10-Q
period 2015-03-31
NOW Inc.
filed 2015-05-07
CIK 1599617

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36325

NOW INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4191184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 30, 2015 the registrant had 107,178,567 shares of common stock (excluding 2,150,443 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122	$195
Receivables, net	797	851
Inventories, net	945	949
Deferred income taxes	23	22
Prepaid and other current assets	20	30
Total current assets	1,907	2,047
Property, plant and equipment, net	143	124
Deferred income taxes	2	2
Goodwill	429	346
Intangibles, net	123	73
Other assets	5	4
Total assets	$2,609	$2,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$417	$490
Accrued liabilities	108	125
Other current liabilities	1	5
Total current liabilities	526	620
Long-term debt	135	—
Deferred income taxes	21	10
Other long-term liabilities	5	—
Total liabilities	687	630
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,178,567 and 107,067,457 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,957	1,952
Retained earnings	48	58
Accumulated other comprehensive loss	(84)	(45)
Total stockholders' equity	1,922	1,966
Total liabilities and stockholders' equity	$2,609	$2,596

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$863	$1,077
Operating expenses:
Cost of products	708	869
Warehousing, selling and administrative	163	146
Operating profit (loss)	(8)	62
Other income (expense)	(4)	—
Income (loss) before income taxes	(12)	62
Income tax provision (benefit)	(2)	21
Net income (loss)	$(10)	$41
Earnings (loss) per share:
Basic earnings (loss) per common share	$(0.09)	$0.38
Diluted earnings (loss) per common share	$(0.09)	$0.38
Weighted-average common shares outstanding, basic	107	107
Weighted-average common shares outstanding, diluted	107	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(10)	$41
Other comprehensive income (loss):
Foreign currency translation adjustments	(39)	(17)
Comprehensive income (loss)	$(49)	$24

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10)	$41
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7	4
Deferred income taxes	(4)	(7)
Stock-based compensation	7	2
Other, net	7	(5)
Change in operating assets and liabilities, net of acquisitions:
Receivables	99	(93)
Inventories	15	11
Prepaid and other current assets	11	—
Accounts payable and accrued liabilities	(139)	49
Accrued or prepaid income taxes	(7)	7
Other assets / liabilities, net	1	(6)
Net cash provided by (used in) operating activities	(13)	3
Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	(6)
Business Acquisitions, net of cash acquired	(183)	—
Net cash used in investing activities	(186)	(6)
Cash flows from financing activities:
Net contributions from National Oilwell Varco, Inc. ("NOV")	—	78
Borrowing from the revolving credit facility	135	—
Payments related to taxes withheld on stock-based compensation	(2)	—
Net cash provided by financing activities	133	78
Effect of exchange rates on cash and cash equivalents	(7)	(1)
Net change in cash and cash equivalents	(73)	74
Cash and cash equivalents, beginning of period	195	101
Cash and cash equivalents, end of period	$122	$175

Supplemental disclosures of cash flow information:
Interest paid (1)	$—	$—
Income taxes paid, net	$7	$18

(1)	Interest paid was less than $1 million for the three months ended March 31, 2015 and 2014, respectively.

See notes to unaudited consolidated financial statements.

NOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and Wilson Export brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 90 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

The Separation

On May 1, 2014, the National Oilwell Varco, Inc. (“NOV”) Board of Directors approved the SpinOff (the “SpinOff” or “Separation”) of its distribution business into an independent, publicly traded company named NOW Inc. In accordance with a separation and distribution agreement, the two companies were separated by NOV distributing to its stockholders 107,053,031 shares of common stock of the Company after the market closed on May 30, 2014. Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business on May 30, 2014. Fractional shares of NOW common stock were not distributed and any fractional shares of NOW common stock otherwise issuable to a NOV stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the SpinOff, NOV received an opinion from its legal counsel to the effect that, based on certain facts, assumptions, representations and undertakings, for U.S. federal income tax purposes, the distribution of NOW common stock and certain related transactions generally was not taxable to NOV or U.S. holders of NOV common stock, except in respect to cash received in lieu of fractional shares, which generally will be taxable to such holders as a capital gain. Following the SpinOff, NOW became an independent, publicly traded company as NOV had no ownership interest in NOW. Each company has separate public ownership, boards of directors and management. A Registration Statement on Form 10, as amended, relating to the SpinOff was filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on May 13, 2014. On June 2, 2014, NOW stock began trading the “regularway” on the New York Stock Exchange under the ticker symbol “DNOW”.

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•	The Company’s consolidated statement of operations for the three months ended March 31, 2014 consists of the combined results of NOW for the period from January 1, 2014 through March 31, 2014.
•	The Company’s consolidated statement of cash flows for the three months ended March 31, 2014 consists of the combined results of NOW for the period from January 1, 2014 through March 31, 2014.
•

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage, when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. Actual costs that would have been incurred, if NOW had been a stand-alone public company, would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

The consolidated financial statements include certain assets and liabilities that were historically held by NOV and were specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV were not specifically identifiable to NOW and therefore were not allocated to it for any of the periods presented prior to the Spin-Off. Cash and equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Spin-Off to and from NOV’s cash management system were reflected as a component of additional paid-in capital on the consolidated balance sheets.

Prior to the Spin-Off, all significant intercompany transactions between NOW and NOV were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statements of cash flow as a financing activity and in the consolidated balance sheet as additional paid-in capital.

The Company combined operating and warehousing costs with selling, general and administrative expenses in its consolidated statements of operations beginning March 31, 2015. These costs are now presented within “Warehousing, selling and administrative” expense for all periods presented. Operating and warehousing costs totaled $103 million and $102 million for the three months ended March 31, 2015 and 2014, respectively.

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported operating profit (loss), income (loss) before income taxes or net income (loss).

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The amendments in this ASU was originally set up to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. Early application is permitted as early as the original effective date. The Company is currently assessing the impact of ASU No. 2014-09 on its financial position and results of operations.

In April 2015, the FASB issued ASU No.2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is allowed for all entities for financial statements that have not been previously issued. The company is currently assessing the impact of ASU No. 2015-03 on its financial position and results of operations.

2. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2015	December 31, 2014
Information technology assets	2-7 Years	$50	$49
Operating equipment	3-15 Years	58	51
Buildings and land (1)	5-35 Years	87	73
Construction in progress		3	2
Total property, plant and equipment		198	175
Less: accumulated depreciation		(55)	(51)
Property, plant and equipment, net		$143	$124

(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2015	December 31, 2014
Compensation and other related expenses	$33	$39
Customer credits and prepayments	29	34
Taxes (non income)	18	24
Other	28	28
Total	$108	$125

4. Credit Facility

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

The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1. As of March 31, 2015, the Company was in compliance with all covenants.

At March 31, 2015, the Company had borrowed $135 million against its revolving credit facility and $2 million in letters of credit issued under its revolving credit facility. The company is not obligated to pay back the borrowing against the revolving credit facility until the expiration date of April 2019.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2014	$(45)
Other comprehensive loss before reclassifications	(39)
Balance at March 31, 2015	$(84)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities, in which there is a substantial investment, have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”).

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$601	$704
Canada	116	191
International	146	182
Total revenue	$863	$1,077
Operating profit (loss):
United States	$(12)	$30
Canada	3	16
International	1	16
Total operating profit (loss)	$(8)	$62
Operating profit (loss) %:
United States	(2.0%)	4.3%
Canada	2.6%	8.4%
International	0.7%	8.8%
Total operating profit (loss) %	(0.9%)	5.8%

7. Income Taxes

In connection with the Separation, the Company and NOV entered into a Tax Matters Agreement, dated as of May 29, 2014 (the “Tax Matters Agreement”), which governs the Company’s and NOV’s respective rights, responsibilities and obligations.  The Tax Matters Agreement sets forth the Company and NOV’s rights and obligations related to the allocation of federal, state, local and foreign taxes for periods before and after the Spin-Off, as well as taxes attributable to the Spin-Off, and related matters such as the filing of tax returns and the conduct of IRS and other audits.  Pursuant to the Tax Matters Agreement, NOV will prepare and file the consolidated federal income tax return, and any other tax returns that include both NOV and the Company for all the liability periods ending on or prior to May 30, 2014.  NOV will indemnify and hold harmless the Company for any income tax liability for periods before the Separation date.  The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date.  Settlements of tax payments between NOV and the Company were generally treated as contributions from or distributions to NOV in periods prior to the Separation date.

The effective tax rate for the three months ended March 31, 2015 was 19.0%, compared to 33.8% for the same period in 2014. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards. The income tax provision (benefit) for periods prior to the Separation has been computed as if NOW were a stand-alone company.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2009 and outside the U.S. for the tax years ending after 2006. The Company is indemnified for any income tax exposures related to the periods prior to the Separation.

8. Earnings (loss) Per Share (“EPS”)

In conjunction with the Spin-Off, NOV distributed to its stockholders all 107,053,031 shares of common stock of NOW Inc. after the market closed on May 30, 2014. Each NOV stockholder received one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business May 30, 2014.

On June 2, 2014, NOW Inc. stock began trading the “regular-way” on the New York Stock Exchange under the symbol “DNOW”. Basic earnings (loss) per share is based on net income (loss) attributable to the Company’s earnings (loss) and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted and vested unexercised stock options, but only to the extent these instruments dilute earnings per share. Potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share for periods that the Company incurs a net loss since including them would have an anti-dilutive effect on earnings (loss) per share.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a twoclass method for the computation of net income (loss) attributable to the Company per share. The twoclass method requires a portion of net income (loss) attributable to the Company to be allocated to participating securities, which are unvested awards of sharebased payments with nonforfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to the Company allocated to these participating securities was less than $1 million for both the 3 months ended March 31, 2015 and 2014 respectively, and therefore excluded from net income (loss) attributable to the Company per share calculation.

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

For the three months ended March 31, 2015 and 2014, 6,544,288 and 3,025,439, respectively, of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect. Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted net income (loss) per share attributable to the Company's stockholders:
Net income (loss) attributable to the Company	$(10)	$41
Less: net income (loss) attributable to nonvested shares	—	—
Net income (loss) attributable to the Company's stockholders	$(10)	$41
Denominator for basic earnings (loss) per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,114,897	107,053,031
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	415,837
Denominator for diluted earnings (loss) per share attributable to the Company's stockholders	107,114,897	107,468,868
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(0.09)	$0.38
Diluted	$(0.09)	$0.38

9. Stock-based Compensation and Outstanding Awards

Prior to the Spin-Off, the Company participated in NOV’s stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “NOV Plan”) and the Company’s employees were issued NOV equity awards. Under the NOV Plan, the Company’s employees were granted stock options, RSAs, RSUs and performance share awards (“PSAs”) and/or RSAs.

In connection with the Spin-Off, the Company established the NOW Inc. Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the Company’s board of directors and approved by NOV, as the Company’s sole stockholder, on May 1, 2014. In connection with the Spin-Off, stock-based compensation awards granted under the NOV Plan and held by Company employees as of May 30, 2014, were adjusted or substituted as follows. These adjustments and substitutions were intended to preserve the intrinsic value of the awards on May 30, 2014 and did not result in additional compensation expense.

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

During the three months ended March 31, 2015, the Company granted 534,929 stock options with a fair value of $8.06 per share and 121,173 shares of RSAs and RSUs with a fair value of $22.44 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 146,486 shares. The stock options were granted February 24, 2015 with an exercise price of $22.44. These options generally vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs were granted February 24, 2015 and vest on the third anniversary of the date of grant. The PSAs were granted on February 24, 2015 and can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

Performance against the TSR metric is determined by comparing the performance of the Company’s TSR with the TSR performance of 16 peer companies for the three year performance period. Performance against the EBITDA metric is determined by comparing the performance of the Company’s actual EBITDA average for each of the three-years of the performance period against the EBITDA metrics set by the Company’s Compensation Committee of the Board of Directors. Performance against the WC metric is determined by comparing the performance of the Company’s actual WC average for each of the three-years of the performance period against the WC metrics set by the Company’s Compensation Committee of the Board of Directors.

Stock-based compensation expense recognized in the three months ended March 31, 2015 and 2014 totaled $7 million and $2 million, respectively.

A summary of stock option activity under the Plan as of March 31, 2015, and changes from December 31, 2014 through March 31, 2015 are presented below:

Options (1)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,545,519	$30.86
Granted	534,929	22.44
Forfeited	(1,609)	29.12
Exercised or settled	—	—
Expired or canceled	—	—
Outstanding as of March 31, 2015	4,078,839	$29.75	$1
Exercisable at March 31, 2015	2,493,517	$30.93	$1

(1)All Stock Options presented in this table are for NOW stock only.

The weighted-average remaining contractual terms of outstanding options and exercisable options at March 31, 2015, were 7.3 years and 6.9 years, respectively. The total intrinsic value of options exercised for the period from December 31, 2014 through March 31, 2015 was $0. As of March 31, 2015, unrecognized compensation cost related to stock option awards was $15 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the status of the Company’s nonvested shares as of March 31, 2015, and changes for the period from December 31, 2014 through March 31, 2015 are presented below:

RSAs / RSUs / PSAs (1)	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2015	2,446,938	$30.24
Granted	194,342	23.16
Vested (2)	(174,319)	35.53
Forfeited	(1,512)	31.89
Expired or canceled	—	—
Nonvested as of March 31, 2015	2,465,449	$29.31
(1)	All RSUs, RSAs and PSAs presented in this table are for NOW stock only.
(2)	63,209 shares withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

As of March 31, 2015, unrecognized compensation cost related to RSUs, RSAs and PSAs was $57 million, which is expected to be recognized over a weighted average period of 4.3 years.

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At March 31, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $22 million in the international segment primarily attributable to accounts receivable with one customer. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

In connection with one of our acquisitions we agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones through February 2018. As of March 31, 2015, the estimated fair value of the contingent consideration of $4 million was recorded in other long-term liabilities.

11. Related Party Transactions

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

Prior to Spin-Off, NOW was allocated $3 million for the three months ended March 31, 2014 which was included within warehousing, selling and administrative expenses in the accompanying consolidated statements of operations. Allocations from NOV discontinued as of May 30, 2014.

NOV Net Investment

Prior to the Separation, net contributions from NOV invested equity were included within NOV net investment (post-separation included within additional paid-in capital) on the Consolidated Balance Sheets. The following is a reconciliation of the net contribution from NOV included in stockholders’ equity and the net contribution from NOV per the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Net contribution from NOV per the consolidated statements of changes in equity	$—	$119
Less: Net income attributable to NOV net investment prior to the Separation	—	(41)
Net contribution from NOV per the consolidated statements of cash flows	$—	$78

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

The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At March 31, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of less than $1 million and is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

At March 31, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

13. Acquisitions

For the three months ended March 31, 2015, the Company completed three acquisitions for an aggregate purchase price consideration of approximately $214 million. These acquisitions primarily expand NOW’s market in the United States and the United Kingdom. The Company has included the financial results of the acquisitions in its consolidated financial statements. In connection with one of the acquisitions, we agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones. At the acquisition date, we estimated the fair value for contingent consideration to be $4 million by using Monte Carlo simulation. Changes in fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, will be recognized in the period when the change in estimated fair value occurs.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $92 million and intangible assets of $52 million and is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The Company has not presented supplemental pro forma information because the acquired operations would not have materially impacted the Company’s consolidated operating results.

Following is the purchase price allocation detail (in millions):

	As of March 31, 2015
Purchase price		$214
Less: cash acquired		(27)
Net purchase price		187
Fair value of net assets acquired:
Current assets other than cash	92
Property, Plant and Equipment	23
Trade names (weighted average useful lives of 18 years)	8
Customer relationships (weighted average useful lives of 12 years)	44
Other non-current assets	1
Current liabilities	(58)
Deferred tax liabilities, net	(14)
Other non-current liability	(1)
Total fair value of net assets acquired		95
Goodwill (1)		$92
(1)	The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of section 27A of the securities act of 1933, as amended, and section 21E of the securities exchange act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, changes in applicable government regulations, the inability to realize the benefits of the Spin-Off, increased borrowing costs, competition between us and our former parent company, NOV, unfavorable reactions from our employees, the triggering of rights and obligations by the transaction or any litigation arising out of or related to the separation, impairments in goodwill or other intangible assets and worldwide economic activity. You should also consider carefully the statements under “risk factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas industry and other industries with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is required throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, industrial manufacturing operations, power generation and utilities. The industrial distribution portion of our business targets a diverse range of manufacturing and other facilities across numerous industries and end markets. We also provide supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, line pipe, electrical, artificial lift solutions, mill tools, safety supplies and spare parts to support customers’ operations. We provide a one-stop shop value proposition within the oil and gas market and particularly in targeted areas of artificial lift, measurement and controls and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have built expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our supply chain solutions include outsourcing the functions of procurement, inventory and warehouse management, logistics, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAP™ Enterprise Resource Planning (“ERP”) system to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support major land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of Energy Branch locations. Our key markets beyond North America include Latin America, the North Sea, the Middle East, Asia Pacific and the Commonwealth of Independent States. Products sold through our Energy Branch locations support greenfield and expansion plant capital projects, electrical projects, midstream infrastructure, MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, industrial manufacturing operations, power generation and utilities through Supply Chain and customer on-site locations.

We stock or sell more than 300,000 stock keeping units (“SKUs”) through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries we sell to customers operating in approximately 90 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to vendors, customers and shareholders.

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the financials and operations of most branches worldwide, enhancing decision making and efficiency. Over the past two years, we have devoted significant resources to the ERP initiative and we have moved most of our locations on to one ERP platform.

Demand for our products is driven primarily by the level of oil and gas drilling, servicing and production, transmission, refining and petrochemical activities. It is also influenced by the global economy in general and by government policies. Several factors have driven the long-term growth in spending including investment in energy infrastructure, the North American shale plays and market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial and energy sectors.  These arrangements are generally repetitive activities that address recurring maintenance, repair, operational work, well completion, production, oil and gas transmission and drilling activities.

Project activities, including facility and plant maintenance (turnarounds), expansions, exploration and new construction projects, are usually associated with customers’ capital expenditure budgets, sometimes in association with their construction partners. We mitigate our exposure to price volatility by limiting the length of price protection on such projects which allows us to adjust pricing depending on factors that influence our supply chain.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 6 – Business Segments of the Notes to Unaudited Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

United States

We have approximately 200 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets. Our U.S. branch network enables us to broaden our customer base, leverage our inventory and purchasing power and enhance our position in the energy and industrial markets.

We also have extensive one-stop shop specialty operations in the U.S. that provide our customers a unique way to purchase artificial lift, valves and valve actuation, electrical, measurement and controls, and fluid transfer which enables them to better focus on their core business. In these businesses, we provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production of oil and gas.

Canada

We have a network of approximately 60 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production and drilling business, offering customers the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for and supervise the installation of fiberglass pipe, supported by substantial inventory and product expertise on the ground to serve our customers.

International

We operate in over 20 countries and serve the needs of our international customers from approximately 30 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers look to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in the U.S., Canada and International markets.

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

Basis of Presentation

The financial statements are presented as if the Company’s businesses had been consolidated for all periods presented. The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. All intercompany transactions and accounts were eliminated. The Company’s historical financial statements prior to May 31, 2014 reflect allocations of certain corporate costs from NOV for certain corporate functions historically performed by NOV, including allocations of general corporate costs related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These costs have been allocated to the Company on a basis that it considers to reflect fairly and reasonably the utilization of the services provided to or the benefit obtained by the Company’s businesses. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company’s historical financial statements prior to May 31, 2014 do not reflect the debt and interest costs it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other charges, not reflected in its historical financial statements prior to May 31, 2014, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to May 31, 2014 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to May 31, 2014, and may not be indicative of the Company’s future results of operations and financial position.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, price of crude oil and natural gas, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2015 and 2014 and the fourth quarter of 2014 include the following:

			%		%
			1Q15 v		1Q15 v
	1Q15*	1Q14*	1Q14	4Q14*	4Q14
Active Drilling Rigs:
U.S.	1,380	1,781	(22.5%)	1,911	(27.8%)
Canada	309	526	(41.3%)	407	(24.1%)
International	1,261	1,337	(5.7%)	1,315	(4.1%)
Worldwide	2,950	3,644	(19.0%)	3,633	(18.8%)

West Texas Intermediate Crude Prices (per barrel)	$48.54	$98.75	(50.8%)	$73.21	(33.7%)
Natural Gas Prices ($/MMBtu)	$2.90	$5.18	(44.0%)	$3.79	(23.5%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$551.53	$651.79	(15.4%)	$648.83	(15.0%)

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2015, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market (www.amm.com).

The worldwide quarterly average rig count decreased 18.8% (from 3,633 to 2,950) and the U.S. decreased 27.8% (from 1,911 to1,380), in the first quarter of 2015 compared to the fourth quarter of 2014. The average price per barrel of West Texas Intermediate Crude decreased 33.7% (from $73.21 per barrel to $48.54 per barrel) and natural gas prices decreased 23.5% (from $3.79 per MMBtu to $2.90 per MMBtu) in the first quarter of 2015 compared to the fourth quarter of 2014. The average price per short ton of Hot-Rolled Coil decreased 15.0% (from $648.83 per short ton to $551.53 per short ton) in the first quarter of 2015 compared to the fourth quarter of 2014.

U.S. rig count at April 24, 2015 was 932 rigs a decrease of 448 rigs compared to the first quarter average of 1,380 rigs. The price for West Texas Intermediate Crude was $55.58 per barrel at April 21, 2015, an increase of 14.5% from the first quarter average. The price for natural gas was $2.59 per MMBtu at April 21, 2015, a decrease of 10.7% from the first quarter average. The price for Hot-Rolled Coil was $457.23 per short ton at April 13, 2015, a decrease of 17.1% from the first quarter average.

Executive Summary

For the first quarter ended March 31, 2015, the Company generated a net loss of $10 million, on $863 million in revenue. Revenue decreased for the three months ended March 31, 2015, $214 million or 19.9% when compared to the corresponding period in 2014. Net income decreased for the three months ended March 31, 2015, $51 million or 124.4%, when compared to the corresponding period in 2014.

For the three months ended March 31, 2015, operating loss was $8 million or negative 0.9% of revenue, compared to $62 million or 5.8% of revenue, for the corresponding period in 2014.

Outlook

Our outlook for the Company remains tied to worldwide rig count, particularly in North America. The significant recent declines contribute to an uncertain environment and several factors could alter activity significantly. Analysts’ projections for oil and gas prices and resulting rig counts vary considerably and we have witnessed many energy-related companies taking cost reduction measures in this uncertain environment. Furthermore, political risk will remain elevated in the near future. Lower oil prices may heighten the risk of political disturbances in oil-export-dependent economies, but can also offer an incentive to maximize output and stimulate growth.

Given the lack of visibility into when this market will recover, our approach to the remainder of 2015 is to focus on what we can control. We are taking a quarter-to-quarter approach to managing the Company based on market conditions, while also continuing to advance our long-term strategic goals. We believe current market conditions present a unique opportunity to execute strategic acquisitions that will help position the Company to emerge as an even stronger global distribution business as the market recovers. We also believe that our long history of managing through these cycles will enable us to capitalize on new opportunities.

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$601	$704
Canada	116	191
International	146	182
Total revenue	$863	$1,077
Operating profit (loss):
United States	$(12)	$30
Canada	3	16
International	1	16
Total operating profit (loss)	$(8)	$62
Operating profit (loss) %:
United States	(2.0%)	4.3%
Canada	2.6%	8.4%
International	0.7%	8.8%
Total operating profit (loss) %	(0.9%)	5.8%

United States

For the three months ended March 31, 2015, revenue was $601 million, a decrease of $103 million or 14.6%, when compared to the corresponding period of 2014. The decrease for the three months ended March 31, 2015 was driven by sharp decline in US rig count, slightly offset by incremental revenue gains from acquisitions in the period.

For the three months ended March 31, 2015, operating loss was $12 million, a decrease of $42 million or 140.0%, when compared to the corresponding period in 2014. For the three months ended March 31, 2015, operating profit percentage was negative 2.0%. The decrease for the three months ended March 31, 2015 was attributable to the decline in revenue discussed above coupled with the incremental costs incurred in connection with operating as an independent publicly traded company.

Canada

For the three months ended March 31, 2015, revenue was $116 million, a decrease of $75 million or 39.3%, when compared to the corresponding period of 2014. The decrease is attributable to the sharp decline in Canadian rig count.

For the three months ended March 31, 2015, operating profit was $3 million a decrease of $13 million or 81.3%, when compared to the corresponding period of 2014. For the three months ended March 31, 2015, operating profit percentage was 2.6%. For the three months ended March 31, 2015, operating profit decreased due to the decline in revenue discussed above offset by benefits of cost reduction measures that occurred in the period.

International

For the three months ended March 31, 2015, revenue was $146 million, a decrease of $36 million or 19.8% when compared to the corresponding period of 2014. The decrease is primarily due to large non-repeated projects. This decline was partially offset by $30 million in incremental revenue gains from acquisitions in the period.

For the three months ended March 31, 2015, operating profit was $1 million, a decrease of $15 million or 93.8%, when compared to the corresponding period of 2014. For the three months ended March 31, 2015, operating profit percentage was 0.7%. For the three months ended March 31, 2015, the operating profit decrease was attributable to lower revenue and costs related to acquisitions in the period.

Cost of products

For the three months ended March 31, 2015, cost of products was $708 million compared to $869 million for the corresponding period in 2014, a decrease of $161 million, or 18.5% in line with changes in revenue. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and inbound and outbound freight.

Warehousing, selling and administrative

For the three months ended March 31, 2015, warehousing, selling and administrative costs were $163 million, compared to $146 million for the corresponding period of 2014. The increase was primarily related to the incremental costs incurred in connection with operating as an independent publicly traded company. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three months ended March 31, 2015, other expense was $4 million, compared to less than $1 million in other income for the corresponding period of 2014. This difference was primarily due to exchange rate changes.

Income tax provision (benefit)

The effective tax rate for the three months ended March 31, 2015 was 19.0%, compared to 33.8% for the same period in 2014. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards.

Non-GAAP Financial Measure and Reconciliation

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose a non-GAAP financial measure in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measure we focus on is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs.”) This financial measure excludes the impact of certain amounts as further identified below and has not been calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure to its most comparable GAAP financial measure is included below.

We use this non-GAAP financial measure internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results, and as a means to emphasize the results of on-going operations.

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended March 31,
	2015	2014
Net income (loss) (1)	$(10)	$41
Interest, net (2)	—	—
Income tax provision (benefit)	(2)	21
Depreciation and amortization	7	4
Other costs (3)	9	—
EBITDA excluding other costs	$4	$66
EBITDA % excluding other costs (4)	0.5%	6.1%

(1)We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(2)Interest, net was less than $1 million for all periods presented.

(3)Other costs primarily includes the transaction costs associated with acquisitions including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating profit (loss).

(4)EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $122 million and $195 million, respectively. As of March 31, 2015, approximately $83 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At March 31, 2015, the Company had $135 million of borrowings against its revolving credit facility and $2 million in letters of credit issued under its revolving credit facility. At March 31, 2015, the revolving credit facility provided a maximum commitment for letters of credit of $150 million.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(13)	$3
Net cash used in investing activities	(186)	(6)
Net cash provided by financing activities	133	78

Operating Activities

For the three months ended March 31, 2015, cash used by operating activities was $13 million compared to cash provided by operating activities of $3 million in the corresponding period of 2014. For the three months ended March 31, 2015, net cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued liabilities of $139 million and a decrease in accrued income taxes of $7 million, offset by a decrease in receivables, inventory and prepaid and other of $99 million, $15 million and $11 million, respectively. The decreases in accounts payable and accrued liabilities are a result of paying down outstanding liabilities as well as limiting new purchases in the first quarter of 2015.  For similar reasons, accounts receivable and inventories had a positive impact on cash flow in the period, albeit at a lesser impact than the decreases in liabilities.

Investing Activities

For the first three months of 2015, net cash used in investing activities was $186 million compared to net cash used in investing activities of $6 million in the corresponding period of 2014. For the three months ended March 31, 2015, the company used $183 million in cash to fund acquisitions during the period (net of cash acquired), in addition to lower capital expenditures than the corresponding period in the prior year when the Company was consolidating facilities and ERP systems following the Wilson and CE Franklin acquisitions.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $133 million compared to $78 million for the corresponding period of 2014. The main driver of this increase was attributed to the Company borrowing against its credit facility during the three months ended March 31, 2015.

Effect of Exchange Rates

For the three months ended March 31, 2015, the effect of the change in exchange rates on cash and cash equivalents was a negative $7 million compared to a negative $1 million for the corresponding period of 2014. The primary reason for the change in 2015 compared to 2014 was a significant decrease in the Canadian dollar to U.S. dollar exchange rate since the beginning of 2015.

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

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.  In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to allowance for doubtful accounts; inventory reserves; goodwill; purchase price allocation of acquisitions; vendor consideration; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our first quarter 2015 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2015, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. During the first quarter of 2015, we experienced a net foreign currency translation loss totaling $39 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our net income since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense (income), net. During the first three months of 2015 and 2014, we reported foreign currency transaction losses of $3 million and nil, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2015 compared to the average for the same period in 2014 for the aggregate of our foreign operations compared to the U.S. dollar decreased by 2.6%. The average foreign exchange rate for the first three months of 2015 compared to the average for the same period in 2014 of the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar decreased by 12.3%, 8.2%, 10.8% and 11.7%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during the first three months of 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million increase in net loss for the same period. A 10% weakening from the levels experienced during the first three months of 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million decrease in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than one million dollars change in our quarterly cash interest expense based on the balance at March 31, 2015.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is hereby made to the Index to Exhibits commencing on page 32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015

By:	/s/ Daniel L. Molinaro
Daniel L. Molinaro
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Transition Services Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.4	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.6	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.7	Form of Employment Agreement for Executive Officers (1)

10.8	NOW Inc. 2014 Incentive Compensation Plan (2)

10.9	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of April 18, 2014 (3)

10.10	Form of Restricted Stock Award Agreement (6 year cliff vest) (4)

10.11	Form of Nonqualified Stock Option Agreement

10.12	Form of Restricted Stock Award Agreement (3 year cliff vest)

10.13	Form of Performance Award Agreement

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Report on Form 10-Q for the period ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as block text (5)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(5)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.