Form 10-Q
period 2015-06-30
NOW Inc.
filed 2015-08-05
CIK 1599617

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 30, 2015 the registrant had 107,178,567 shares of common stock (excluding 2,181,284 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114	$195
Receivables, net	665	851
Inventories, net	892	949
Deferred income taxes	31	22
Prepaid and other current assets	30	30
Total current assets	1,732	2,047
Property, plant and equipment, net	143	124
Deferred income taxes	3	2
Goodwill	457	346
Intangibles, net	134	73
Other assets	4	4
Total assets	$2,473	$2,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$336	$490
Accrued liabilities	106	125
Other current liabilities	6	5
Total current liabilities	448	620
Long-term debt	80	—
Deferred income taxes	19	10
Other long-term liabilities	4	—
Total liabilities	551	630
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,178,567 and 107,067,457 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,963	1,952
Retained earnings	29	58
Accumulated other comprehensive loss	(71)	(45)
Total stockholders' equity	1,922	1,966
Total liabilities and stockholders' equity	$2,473	$2,596

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$750	$952	$1,613	$2,029
Operating expenses:
Cost of products	626	759	1,334	1,628
Warehousing, selling and administrative	151	150	314	296
Operating profit (loss)	(27)	43	(35)	105
Other income (expense)	(2)	—	(6)	—
Income (loss) before income taxes	(29)	43	(41)	105
Income tax provision (benefit)	(10)	16	(12)	37
Net income (loss)	$(19)	$27	$(29)	$68
Earnings (loss) per share:
Basic earnings (loss) per common share	$(0.18)	$0.25	$(0.27)	$0.64
Diluted earnings (loss) per common share	$(0.18)	$0.25	$(0.27)	$0.63
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	108	107	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(19)	$27	$(29)	$68
Other comprehensive income (loss):
Foreign currency translation adjustments	13	18	(26)	1
Comprehensive income (loss)	$(6)	$45	$(55)	$69

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(29)	$68
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	10
Deferred income taxes	(15)	1
Stock-based compensation	13	5
Provision for doubtful accounts	15	(1)
Other, net	17	1
Change in operating assets and liabilities, net of acquisitions:
Receivables	217	(111)
Inventories	72	(39)
Prepaid and other current assets	—	(6)
Accounts payable and accrued liabilities	(218)	141
Accrued or prepaid income taxes	(6)	4
Other assets / liabilities, net	(1)	(3)
Net cash provided by operating activities	81	70
Cash flows from investing activities:
Purchases of property, plant and equipment	(6)	(18)
Business Acquisitions, net of cash acquired	(223)	8
Net cash used in investing activities	(229)	(10)
Cash flows from financing activities:
Net contributions from National Oilwell Varco, Inc. ("NOV")	—	74
Borrowing from the revolving credit facility	80	—
Payments related to taxes withheld on stock-based compensation	(2)	—
Net cash provided by financing activities	78	74
Effect of exchange rates on cash and cash equivalents	(11)	1
Net change in cash and cash equivalents	(81)	135
Cash and cash equivalents, beginning of period	195	101
Cash and cash equivalents, end of period	$114	$236

Supplemental disclosures of cash flow information:
Income taxes paid, net	$10	$33
Interest paid	$1	$—

Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$1	$—

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•

The Company’s consolidated statement of operations for the three months ended June 30, 2014 consists of the consolidated results of NOW for the period from May 31 through June 30 and the combined results of NOW for the period from April 1, 2014 through May 30, 2014.

•

The Company’s consolidated statement of operations for the six months ended June 30, 2014 consists of the consolidated results of NOW for the period from May 31 through June 30 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•

The Company's consolidated statement of cash flows for the six months ended June 30, 2014 consist of the consolidated results of NOW for the period from May 31 through June 30 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

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

The Company combined operating and warehousing costs with selling, general and administrative expenses in its consolidated statements of operations beginning with its March 31, 2015 Form 10-Q. These costs are now presented within “Warehousing, selling and administrative” expense for all periods presented. Operating and warehousing costs totaled $99 million and $202 million for the three months and six months ended June 30, 2015, respectively, and $105 million and $207 million for the same periods in 2014, respectively.

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. Early application is not permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The amendments in this ASU were originally set up to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. Early application is permitted as early as the original effective date. The Company is currently assessing the impact of ASU No. 2014-09 on its financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value.” ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is currently assessing the impact of ASU 2015-11 on its financial position and results of operations.

2. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2015	December 31, 2014
Information technology assets	2-7 Years	$51	$49
Operating equipment	3-15 Years	59	51
Buildings and land (1)	5-35 Years	90	73
Construction in progress		3	2
Total property, plant and equipment		203	175
Less: accumulated depreciation		(60)	(51)
Property, plant and equipment, net		$143	$124
(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2015	December 31, 2014
Compensation and other related expenses	$31	$39
Customer credits and prepayments	30	34
Taxes (non income)	18	24
Other	27	28
Total	$106	$125

4. Credit Facility

On April 18, 2014, the Company entered into a five-year senior unsecured revolving credit facility with a syndicate of lenders, including Wells Fargo Bank, National Association, as administrative agent. The credit facility became available to the Company on June 2, 2014 as a result of the satisfaction of customary conditions, including the consummation of the Separation. The credit facility is for an aggregate principal amount of up to $750 million with sub-facilities for standby letters of credit and swingline loans, each with a sublimit of $150 million and $50 million, respectively. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. Borrowings under the credit facility will bear interest at a base rate (as defined in the credit agreement) plus an applicable interest margin based on the Company’s capitalization ratio. The base rate is calculated as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (b) the prime commercial lending rate of the administrative agent, as established from time to time at its principal U.S. office, and (c) the Daily One-Month LIBOR (as defined in the credit agreement) plus 1%. The Company also has the option for its borrowings under the credit facility to bear interest based on LIBOR (as defined in the credit agreement). The credit facility is unsecured and guaranteed by the Company’s domestic subsidiaries. The credit agreement also provides for customary fees, including administrative agent fees, commitment fees, fees in respect of letters of credit and other fees. The annual commitment fee ranges from 25 to 35 basis points of the unused portion of the credit facility. The line of credit expires in April 2019, unless extended.

The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1. As of June 30, 2015, the Company was in compliance with all covenants. The Company continuously monitors compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

At June 30, 2015, the Company had borrowed $80 million against its senior unsecured revolving credit facility and had $2 million in letters of credit issued under its senior unsecured revolving credit facility. The company is not obligated to pay back the borrowing against the senior unsecured revolving credit facility until the expiration date of April 2019.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2014	$(45)
Other comprehensive loss before reclassifications	(26)
Balance at June 30, 2015	$(71)

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

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$496	$662	$1,097	$1,366
Canada	89	125	205	316
International	165	165	311	347
Total revenue	$750	$952	$1,613	$2,029
Operating profit (loss):
United States	$(23)	$28	$(35)	$58
Canada	(5)	2	(2)	18
International	1	13	2	29
Total operating profit (loss)	$(27)	$43	$(35)	$105
Operating profit (loss) %:
United States	(4.6%)	4.2%	(3.2%)	4.2%
Canada	(5.6%)	1.6%	(1.0%)	5.7%
International	0.6%	7.9%	0.6%	8.4%
Total operating profit (loss) %	(3.6%)	4.5%	(2.2%)	5.2%

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

The effective tax rate for the Company was 33.9% and 29.7% for the three and six months ended June 30, 2015, respectively, and 37.4% and 35.6% for the same periods in 2014, respectively. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards. The income tax provision (benefit) for periods prior to the Separation has been computed as if NOW were a stand-alone company.

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

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a twoclass method for the computation of net income (loss) attributable to the Company per share. The twoclass method requires a portion of net income (loss) attributable to the Company to be allocated to participating securities, which are unvested awards of sharebased payments with nonforfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) allocated to these participating securities was approximately $1 million for the six months ended June 30, 2015 and less than $1 million for the three months ended June 30, 2015 and for the three and six months ended June 30, 2014, respectively, and therefore excluded from net income (loss) attributable to the Company per share calculation.

For the three and six months ended June 30, 2015 and 2014, 6,566,619 and 1,992,899, respectively, of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect. Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted net income (loss) per share attributable to the Company's stockholders:
Net income (loss) attributable to the Company	$(19)	$27	$(29)	$68
Less: net income (loss) attributable to nonvested shares	—	—	1	—
Net income (loss) attributable to the Company's stockholders	$(19)	$27	$(28)	$68
Denominator for basic earnings (loss) per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,178,567	107,053,082	107,147,086	107,053,058
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	497,263	—	456,550
Denominator for diluted earnings (loss) per share attributable to the Company's stockholders	107,178,567	107,550,345	107,147,086	107,509,608
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(0.18)	$0.25	$(0.27)	$0.64
Diluted	$(0.18)	$0.25	$(0.27)	$0.63

9. Stock-based Compensation and Outstanding Awards

The Company established the NOW Inc. Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the Company’s board of directors on May 1, 2014. Under the Plan, the Company’s employees are eligible to be granted stock options, RSAs, RSUs and performance share awards (“PSAs”) and/or RSAs.

During the six months ended June 30, 2015, the Company granted 534,929 stock options with a fair value of $8.06 per share and 157,538 shares of RSAs and RSUs with a weighted average fair value of $22.59 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 146,486 shares. The stock options were granted February 24, 2015 with an exercise price of $22.44. These options generally vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs were granted February 24, 2015 and May 27, 2015 and vest on the third anniversary of the date of grant.

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

Stock-based compensation expense totaled $6 million and $13 million for the three months and six months ended June 30, 2015, respectively, and $3 million and $5 million for the same periods in 2014, respectively.

A summary of stock option activity under the Plan as of June 30, 2015, and changes from December 31, 2014 through June 30, 2015 are presented below:

Options (1)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,545,519	$30.86
Granted	534,929	22.44
Forfeited	(9,443)	28.31
Exercised or settled	—	—
Expired or canceled	—	—
Outstanding as of June 30, 2015	4,071,005	$29.76	$1
Exercisable at June 30, 2015	2,492,713	$30.93	$1

(1)All Stock Options presented in this table are for NOW stock only.

The weighted-average remaining contractual terms of outstanding options and exercisable options at June 30, 2015, were 7.1 years and 6.6 years, respectively. The total intrinsic value of options exercised for the period from December 31, 2014 through June 30, 2015 was $0. As of June 30, 2015, unrecognized compensation cost related to stock option awards was $12 million, which is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the Company’s nonvested shares as of June 30, 2015, and changes for the period from December 31, 2014 through June 30, 2015 are presented below:

RSAs / RSUs / PSAs	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2015	2,446,938	$30.24
Granted	230,707	23.15
Vested (1)	(174,319)	35.53
Forfeited	(7,712)	31.81
Expired or canceled	—	—
Nonvested as of June 30, 2015	2,495,614	$29.21
(1)	63,209 shares withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

As of June 30, 2015, unrecognized compensation cost related to RSUs, RSAs and PSAs was $54 million, which is expected to be recognized over a weighted average period of 4.1 years.

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At June 30, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable, but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $25 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss at June 30, 2015. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

In connection with one of the Company’s acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones through February 2018. As of June 30, 2015, the estimated fair value of the contingent consideration of $3 million was recorded in other long-term liabilities.

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

During the three and six months ended June 30, 2014, NOW was allocated $3 million and $6 million, respectively, which was included within warehousing, selling and administrative expenses in the accompanying consolidated statements of operations. Allocations from NOV discontinued as of May 30, 2014.

12. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. The company has entered into certain financial derivative instruments to manage this risk.

The derivative financial instruments the Company has entered into are forward exchange contracts which have terms of less than a year to economically hedge foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency economic hedging activities is to economically hedge the Company’s risk from changes in the fair value of non-functional currency denominated monetary accounts.

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At June 30, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of approximately $6 million and is included in accrued liabilities in the accompanying Consolidated Balance Sheets; and the loss of approximately $6 million is included in other income (expense) in the accompanying Consolidated Statements of Operations. The notional principal associated with those contracts was $122 million as of June 30, 2015.

At June 30, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisitions

For the six months ended June 30, 2015, the Company completed four acquisitions for an aggregate purchase price consideration of approximately $257 million. These acquisitions primarily expand NOW’s market in the United States, the United Kingdom and Norway. The Company has included the financial results of the acquisitions in its consolidated financial statements. In connection with one of the acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones. At the acquisition date, the Company estimated the fair value for contingent consideration to be approximately $4 million by using a Monte Carlo simulation. Changes in fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, will be recognized in the period when the change in estimated fair value occurs.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $116 million and intangible assets of $64 million and is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The Company has not presented supplemental pro forma information because the acquired operations would not have materially impacted the Company’s consolidated operating results.

Following is the purchase price allocation detail (in millions):

	As of June 30, 2015
Purchase price including contingent consideration		$257
Less: cash acquired		(29)
Net purchase price		228
Fair value of net assets acquired:
Current assets other than cash	90
Property, Plant and Equipment	24
Trade names (weighted average useful lives of 9 years)	10
Customer relationships (weighted average useful lives of 8 years)	54
Other non-current assets	-
Current liabilities	(51)
Deferred tax liabilities, net	(14)
Other non-current liability	(1)
Total fair value of net assets acquired		112
Goodwill (1)		$116
(1)	The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired.

14. Subsequent Event

On July 31, 2015, the Company acquired Odessa Pumps and Equipment, Inc. (“Odessa Pumps”), for purchase price consideration of approximately $170 million, subject to adjustment.  The purchase price consideration is subject to customary post-closing working capital adjustments that could ultimately affect the amount of purchase price consideration and goodwill recognized. Odessa Pumps is headquartered in Odessa, Texas and has service locations in Texas and New Mexico. Odessa Pumps is a full-service pump company that provides pump solutions, packages, parts, repair, and machining.

The determination of the fair values of the assets acquired and liabilities assumed, particularly the fair value of the individual intangible assets acquired, requires significant judgment. This fair value analysis and valuation has not yet been completed. The Company anticipates completing the fair value determinations by early fiscal 2016.

In July 2015, the Company entered into an agreement to purchase the business of Challenger Industries, Inc.  The completion of this acquisition is subject to customary closing conditions, including regulatory approval. Challenger Industries, Inc. is a pipe, valves and fittings supplier for the downstream, midstream and upstream energy markets.

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

International

We operate in over 20 countries and serve the needs of our international customers from more than 30 locations outside of the U.S. and Canada, most of which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers look to us to provide inventory and support closer to their drilling and exploration activities or industrial operations. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in the U.S., Canada and International markets.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, price of crude oil and natural gas, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2015 and 2014 and the first quarter of 2015 include the following:

			%		%
			2Q15 v		2Q15 v
	2Q15*	2Q14*	2Q14	1Q15*	1Q15
Active Drilling Rigs:
U.S.	909	1,852	(50.9%)	1,380	(34.1%)
Canada	100	202	(50.5%)	309	(67.6%)
International	1,169	1,348	(13.3%)	1,261	(7.3%)
Worldwide	2,178	3,402	(36.0%)	2,950	(26.2%)

West Texas Intermediate Crude Prices (per barrel)	$57.85	$103.35	(44.0%)	$48.54	19.2%
Natural Gas Prices ($/MMBtu)	$2.75	$4.61	(40.4%)	$2.90	(5.2%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$461.43	$678.17	(32.0%)	$551.53	(16.3%)

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2015, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market (www.amm.com).

The worldwide quarterly average rig count declined 26.2%  (from 2,950 rigs to 2,178 rigs) and the U.S. declined 34.1% (from 1,380 rigs to 909 rigs), in the second quarter of 2015 compared to the first quarter of 2015. The average price per barrel of West Texas Intermediate Crude increased 19.2% (from $48.54 per barrel to $57.85 per barrel) and natural gas prices declined 5.2% (from $2.90 per MMBtu to $2.75 per MMBtu) in the second quarter of 2015 compared to the first quarter of 2015. The average price per short ton of Hot-Rolled Coil declined 16.3% (from $551.53 per short ton to $461.43 per short ton) in the second quarter of 2015 compared to the first quarter of 2015.

U.S. rig count at July 24, 2015 was 876 rigs, down 33 rigs compared to the second quarter average of 909 rigs. The price for West Texas Intermediate Crude was $47.98 per barrel at July 24, 2015, down 17.1% from the second quarter average. The price for natural gas was $2.92 per MMBtu at July 24, 2015, up 6.2% from the second quarter average. The price for Hot-Rolled Coil was $469.93 per short ton at July 27, 2015, up 1.8% from the second quarter average.

Executive Summary

For the three and six months ended June 30, 2015, the Company generated a net loss of $19 million and a net loss of $29 million, respectively, on $750 million and $1,613 million in revenue, respectively. Revenue decreased $202 million or 21.2% and decreased $416 million or 20.5% for the three and six months ended June 30, 2015, respectively, when compared to the corresponding periods of 2014. For the three and six months ended June 30, 2015, net income decreased $46 million and decreased $97 million, respectively, when compared to the corresponding periods of 2014.

For the three and six months ended June 30, 2015, the Company generated an operating loss of $27 million or negative 3.6% of revenue and an operating loss of $35 million or negative 2.2% of revenue, respectively, compared to an operating profit of $43 million or 4.5% of revenue and an operating profit of $105 million or 5.2% of revenue, respectively, for the corresponding periods of 2014.

Outlook

Our outlook for the Company remains tied to worldwide rig count, particularly in North America. The significant declines in rig count contribute to an uncertain environment and several factors could alter activity significantly. Projections for oil and gas prices and resulting rig counts vary considerably and we have witnessed many energy-related companies take varied approaches during this uncertain environment. Sustained lower oil prices may heighten the risk of political disturbances in oil-export-dependent economies, but can also offer an incentive to maximize output and stimulate growth.

Given the lack of visibility into when this market will recover, our approach to the remainder of 2015 is to focus on what we can control. We take a quarter-to-quarter approach to managing the Company based on market conditions, while also continuing to advance our long-term strategic goals. We believe recent and current market conditions present a unique opportunity to execute strategic acquisitions that will help position the Company to emerge as a stronger global distribution business as the market recovers. We also believe that our long history of managing through these cycles will enable us to capitalize on new opportunities.

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$496	$662	$1,097	$1,366
Canada	89	125	205	316
International	165	165	311	347
Total revenue	$750	$952	$1,613	$2,029
Operating profit (loss):
United States	$(23)	$28	$(35)	$58
Canada	(5)	2	(2)	18
International	1	13	2	29
Total operating profit (loss)	$(27)	$43	$(35)	$105
Operating profit (loss) %:
United States	(4.6%)	4.2%	(3.2%)	4.2%
Canada	(5.6%)	1.6%	(1.0%)	5.7%
International	0.6%	7.9%	0.6%	8.4%
Total operating profit (loss) %	(3.6%)	4.5%	(2.2%)	5.2%

United States

For the three and six months ended June 30, 2015, revenue was $496 million and $1,097 million, respectively, a decline of $166 million or 25.1% and a decline of $269 million or 19.7%, respectively, when compared to the corresponding periods of 2014. These decreases were driven by a sharp decline in U.S. rig count, slightly offset by incremental revenue gains of approximately $20 million and $45 million from acquisitions in the respective periods.

For the three and six months ended June 30, 2015, the United States generated an operating loss of $23 million or negative 4.6% of revenue and an operating loss of $35 million or negative 3.2% of revenue, respectively, a decline of $51 million and a decline of $93 million, respectively, when compared to the corresponding periods of 2014. These decreases were attributable to the decline in revenue, discussed above, coupled with the incremental costs incurred from operating as an independent publicly traded company.

Canada

For the three and six months ended June 30, 2015, revenue was $89 million and $205 million, respectively, a decline of $36 million or 28.8% and a decline of $111 million or 35.1%, respectively, when compared to the corresponding periods of 2014. These decreases were attributable to the sharp decline in Canadian rig count, coupled with the impact of the strengthening of the US dollar.

For the three and six months ended June 30, 2015, Canada generated an operating loss of $5 million or negative 5.6% of revenue and an operating loss of $2 million or negative 1.0% of revenue, respectively, a decline of $7 million and a decline of $20 million, respectively, when compared to the corresponding periods of 2014. Operating profit decreased in the periods primarily due to the declines in revenue discussed above.

International

For the three and six months ended June 30, 2015, revenue was $165 million and $311 million, respectively, unchanged from the same quarter in the prior year, and a decline of $36 million or 10.4% when compared to the six months ended June 30, 2014. These levels were impacted by an overall decline in international drilling activity and customer spend, both periods offset by incremental revenue gains from acquisitions of approximately $60 million and $90 million in the respective periods of 2015.

For the three and six months ended June 30, 2015, the international segment generated an operating profit of $1 million or 0.6% of revenue and an operating profit of $2 million or 0.6% of revenue, respectively, a decline of $12 million and a decline of $27 million, respectively, when compared to the corresponding periods of 2014. The decreases were primarily attributable to volume declines at lower margins when excluding the revenue contributed by acquisitions in the respective periods.

Cost of products

For the three and six months ended June 30, 2015, cost of products was $626 million and $1,334 million, respectively. This is in comparison to $759 million and $1,628 million for the corresponding periods in 2014, respectively, a decrease of $133 million and a decrease of $294 million, respectively, in line with changes in revenue coupled with inventory cost adjustments made in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and six months ended June 30, 2015, warehousing, selling and administrative costs were $151 million and $314 million, respectively, compared to $150 million and $296 million, respectively, for the corresponding periods of 2014. These increases were primarily related to the incremental costs incurred in connection with operating as an independent publicly traded company paired with additional costs associated with acquisitions. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three and six months ended June 30, 2015, other income (expense) was expense of $2 million and expense of $6 million, respectively, compared to nil and nil, respectively, for the corresponding periods of 2014. These charges were mainly attributable to exchange rate changes and bank charges associated with utilizing the credit facility.

Income tax provision (benefit)

The effective tax rate for the three and six months ended June 30, 2015 was 33.9% and 29.7%, respectively, compared to 37.4% and 35.6%, respectively, for the same periods in 2014. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) (1)	$(19)	$27	$(29)	$68
Interest, net (2)	—	—	—	—
Income tax provision (benefit)	(10)	16	(12)	37
Depreciation and amortization	9	6	16	10
Other costs (3)	3	—	12	—
EBITDA excluding other costs	$(17)	$49	$(13)	$115
EBITDA % excluding other costs (4)	(2.3%)	5.1%	(0.8%)	5.7%

(1)   We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(2) Interest, net was less than $1 million for all periods presented.

(3)   Other costs primarily includes the transaction costs associated with acquisitions including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating profit (loss).

(4) EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $114 million and $195 million, respectively. As of June 30, 2015, approximately $90 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At June 30, 2015, the Company had $80 million of borrowings against its revolving credit facility and $2 million in letters of credit issued under its revolving credit facility. At June 30, 2015, the revolving credit facility provided a maximum commitment for letters of credit of $150 million. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2015, the Company was in compliance with all covenants. The Company continuously monitors compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$81	$70
Net cash used in investing activities	(229)	(10)
Net cash provided by financing activities	78	74

Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $81 million, compared to net cash provided by operating activities of $70 million in the corresponding period of 2014. For the six months ended June 30, 2015, net cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued liabilities of $218 million, a decrease in accrued income taxes of $6 million and a net decrease in other liabilities of $1 million, offset by a decrease in receivables and inventories of $217 million and $72 million, respectively.  The decreases in accounts payable and accrued liabilities are a result of paying down outstanding liabilities as well as limiting new purchases in the first half of 2015.  For similar reasons, accounts receivable and inventories had a positive impact on cash flow in the period.

Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was $229 million compared to net cash used in investing activities of $10 million in the corresponding period of 2014. For the six months ended June 30, 2015, the company used $223 million in cash to fund acquisitions during the period (net of cash acquired), in addition to lower capital expenditures than the corresponding period in the prior year when the Company was consolidating facilities and ERP systems following the Wilson and CE Franklin acquisitions.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $78 million compared to net cash provided by financing activities of $74 million for the corresponding period of 2014. The 2015 activity was attributed to the Company borrowing against its credit facility during the six months ended June 30, 2015.

Effect of Exchange Rates

For the six months ended June 30, 2015, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $11 million compared to an increase of $1 million for the corresponding period of 2014. The primary reason for the change in 2015 compared to 2014 was a decline in the foreign exchange rate for the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar.

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

Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. Based on the decline in oil and gas pricing which have impacted the Company’s current results and future outlook, the Company chose to complete a goodwill impairment analysis during the second quarter in 2015. The inputs used in the annual 2014 impairment test were updated for current market conditions and forecasts. During the review of its annual impairment test, no impairment was indicated as the calculated fair values for all of the Company’s reporting units were in excess of the respective reporting unit’s carrying value.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenue and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-third of our year-to-date 2015 revenue was generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2015, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue and costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For year-to-date 2015, we experienced a net foreign currency translation loss totaling $26 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For year-to-date 2015 and 2014, we reported foreign currency transaction losses of $4 million and nil, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of our revenue for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly some of our revenue for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for year-to-date 2015 compared to the average for the same period in 2014 decreased by 11.6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The average foreign exchange rate for year-to-date 2015 compared to the average for the same period in 2014 of the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar decreased by 14.3%, 8.0%, 11.2% and 13.6%, respectively, compared to the U.S. dollar.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during year-to-date 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million increase in net loss for the same period. A 10% weakening from the levels experienced during year-to-date 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million decrease in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than one million dollars change in our quarterly cash interest expense based on the balance at June 30, 2015.

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

Date: August 5, 2015

By:	/s/ Daniel L. Molinaro
Daniel L. Molinaro
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Transition Services Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.4	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.6	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.7	Form of Employment Agreement for Executive Officers (1)

10.8	NOW Inc. 2014 Incentive Compensation Plan (2)

10.9	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of April 18, 2014 (3)

10.10	Form of Restricted Stock Award Agreement (6 year cliff vest) (4)

10.11	Form of Nonqualified Stock Option Agreement (5)

10.12	Form of Restricted Stock Award Agreement (3 year cliff vest) (5)

10.13	Form of Performance Award Agreement (5)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.