Form 10-Q
period 2015-09-30
NOW Inc.
filed 2015-11-03
CIK 1599617

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 28, 2015 the registrant had 107,204,061 shares of common stock (excluding 2,152,335 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126	$195
Receivables, net	564	851
Inventories, net	771	949
Deferred income taxes	47	22
Prepaid and other current assets	24	30
Total current assets	1,532	2,047
Property, plant and equipment, net	162	124
Deferred income taxes	43	2
Goodwill	296	346
Intangibles, net	148	73
Other assets	5	4
Total assets	$2,186	$2,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$292	$490
Accrued liabilities	97	125
Other current liabilities	—	5
Total current liabilities	389	620
Long-term debt	120	—
Deferred income taxes	15	10
Other long-term liabilities	4	—
Total liabilities	528	630
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,204,061 and 107,067,457 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,969	1,952
Retained earnings (deficit)	(195)	58
Accumulated other comprehensive loss	(117)	(45)
Total stockholders' equity	1,658	1,966
Total liabilities and stockholders' equity	$2,186	$2,596

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$753	$1,070	$2,366	$3,099
Operating expenses:
Cost of products	636	857	1,970	2,485
Warehousing, selling and administrative	153	163	467	459
Impairment of goodwill	255	—	255	—
Operating profit (loss)	(291)	50	(326)	155
Other income (expense)	—	(1)	(6)	(1)
Income (loss) before income taxes	(291)	49	(332)	154
Income tax provision (benefit)	(67)	17	(79)	54
Net income (loss)	$(224)	$32	$(253)	$100
Earnings (loss) per share:
Basic earnings (loss) per common share	$(2.09)	$0.30	$(2.36)	$0.93
Diluted earnings (loss) per common share	$(2.09)	$0.30	$(2.36)	$0.93
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	108	107	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(224)	$32	$(253)	$100
Other comprehensive income (loss):
Foreign currency translation adjustments	(46)	(22)	(72)	(21)
Comprehensive income (loss)	$(270)	$10	$(325)	$79

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(253)	$100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26	14
Deferred income taxes	(89)	—
Stock-based compensation	19	10
(Gain) loss on disposal of property, plant, and equipment	(2)	2
Provision for doubtful accounts	21	1
Provision for inventory	36	6
Impairment of goodwill	255	—
Other, net	—	1
Change in operating assets and liabilities, net of acquisitions:
Receivables	316	(246)
Inventories	183	(61)
Prepaid and other current assets	15	(6)
Accounts payable and accrued liabilities	(281)	211
Accrued or prepaid income taxes	3	4
Other assets / liabilities, net	(5)	(6)
Net cash provided by operating activities	244	30
Cash flows from investing activities:
Purchases of property, plant and equipment	(8)	(32)
Business acquisitions, net of cash acquired	(397)	—
Proceeds from disposition of property, plant and equipment	3	—
Other, net	—	8
Net cash used in investing activities	(402)	(24)
Cash flows from financing activities:
Net contributions from National Oilwell Varco, Inc. ("NOV")	—	74
Borrowing from the revolving credit facility	120	—
Payments related to taxes withheld on stock-based compensation	(2)	—
Net cash provided by financing activities	118	74
Effect of exchange rates on cash and cash equivalents	(29)	(15)
Net change in cash and cash equivalents	(69)	65
Cash and cash equivalents, beginning of period	195	101
Cash and cash equivalents, end of period	$126	$166

Supplemental disclosures of cash flow information:
Income taxes paid, net	$7	$50
Interest paid	$2	$—

Non-cash investing and financing activities:
Contributed property, plant and equipment, net	$—	$4
Accrued purchases of property, plant and equipment	$1	$1

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•

The Company’s consolidated statement of operations for the nine months ended September 30, 2014 consists of the consolidated results of NOW for the period from May 31 through September 30 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•

The Company's consolidated statement of cash flows for the nine months ended September 30, 2014 consist of the consolidated results of NOW for the period from May 31 through September 30 and the combined results of NOW for the period from January 1, 2014 through May 30, 2014.

•

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation, all of the assets and liabilities presented were wholly owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage, when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. Actual costs that would have been incurred, if NOW had been a stand-alone public company, would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

The consolidated financial statements include certain assets and liabilities that were historically held by NOV and were specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV were not specifically identifiable to NOW and therefore were not allocated to it for any of the periods presented prior to the Spin-Off. Cash and cash equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Spin-Off to and from NOV’s cash management system were reflected as a component of additional paid-in capital on the consolidated balance sheets.

Prior to the Spin-Off, all significant intercompany transactions between NOW and NOV were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheet as additional paid-in capital.

The Company combined operating and warehousing costs with selling, general and administrative expenses in its consolidated statements of operations beginning with its March 31, 2015 Form 10-Q. These costs are now presented within “Warehousing, selling and administrative” expense for all periods presented. Operating and warehousing costs totaled $98 million and $300 million for the three months and nine months ended September 30, 2015, respectively, and $108 million and $315 million for the same periods in 2014, respectively.

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments.  Under ASU 2015-16, the adjustments to provisional amounts identified during the measurement period will be recognized in the reporting period in which the adjustment amounts are determined.  The effect on earnings of changes calculated as if the accounting had been completed as of the acquisition date must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. For public entities, ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early application is permitted and should be applied prospectively. The Company adopted ASU No. 2015-16 in the quarter ended September 30, 2015. The impact of the adoption was immaterial to the Company’s consolidated financial statements. Refer to Note 13 Acquisitions.

2. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2015	December 31, 2014
Information technology assets	2-7 Years	$51	$49
Operating equipment	3-15 Years	81	51
Buildings and land (1)	5-35 Years	89	73
Construction in progress		5	2
Total property, plant and equipment		226	175
Less: accumulated depreciation		(64)	(51)
Property, plant and equipment, net		$162	$124

(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2015	December 31, 2014
Compensation and other related expenses	$28	$39
Customer credits and prepayments	20	34
Taxes (non income)	20	24
Other	29	28
Total	$97	$125

4. Debt

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

The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1. As of September 30, 2015, the Company was in compliance with all covenants. The Company continuously monitors compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

At September 30, 2015, the Company had borrowed $120 million against its senior unsecured revolving credit facility. The Company is not obligated to pay back the borrowing against the senior unsecured revolving credit facility until the expiration date of April 18, 2019. In addition, the Company has a $4 million letter of credit outstanding as of September 30, 2015. This letter of credit was issued under a discretionary agreement with a member of the Company’s bank group.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2014	$(45)
Other comprehensive loss	(72)
Balance at September 30, 2015	$(117)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities, in which there is a substantial investment, have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters.”

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$497	$748	$1,594	$2,114
Canada	94	173	299	489
International	162	149	473	496
Total revenue	$753	$1,070	$2,366	$3,099
Operating profit (loss):
United States	$(294)	$28	$(329)	$86
Canada	2	14	—	33
International	1	8	3	36
Total operating profit (loss)	$(291)	$50	$(326)	$155
Operating profit (loss) % of revenue:
United States	(59.2%)	3.7%	(20.6%)	4.1%
Canada	2.1%	8.1%	0.0%	6.7%
International	0.6%	5.4%	0.6%	7.3%
Total operating profit (loss) %	(38.6%)	4.7%	(13.8%)	5.0%

7. Income Taxes

In connection with the Separation, the Company and NOV entered into a Tax Matters Agreement, dated as of May 29, 2014 (the “Tax Matters Agreement”).  The Tax Matters Agreement sets forth the Company and NOV’s rights and obligations related to the allocation of federal, state, local and foreign taxes for periods before and after the Spin-Off, as well as taxes attributable to the Spin-Off, and related matters such as the filing of tax returns and the conduct of IRS and other audits.  Pursuant to the Tax Matters Agreement, NOV will prepare and file the consolidated federal income tax return, and any other tax returns that include both NOV and the Company for all the liability periods ending on or prior to May 30, 2014. The income tax provision (benefit) for periods prior to the Separation has been computed as if NOW were a stand-alone company. NOV will indemnify and hold harmless the Company for any income tax liability for periods before the Separation date.  The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date.  Settlements of tax payments between NOV and the Company were generally treated as contributions from or distributions to NOV in periods prior to the Separation date.

The effective tax rate for the Company was 22.8% and 23.7% for the three and nine months ended September 30, 2015, respectively, and 34.7% and 35.3% for the same periods in 2014, respectively. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions, including estimated goodwill impairment, and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2009 and outside the U.S. for the tax years ending after 2008. The Company is indemnified by NOV for any income tax exposures related to the periods prior to the Separation.

8. Earnings (loss) Per Share (“EPS”)

For the three and nine months ended September 30, 2015 and 2014, 6,509,775 and 6,540,227, 1,233,385 and 2,083,908, respectively, of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share awards (“PSAs”) were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted net income (loss) per share attributable to the Company's stockholders:
Net income (loss) attributable to the Company's stockholders (1)	$(224)	$32	$(253)	$100
Denominator for basic earnings (loss) per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,188,092	107,061,639	107,160,921	107,055,932
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	563,604	—	492,235
Denominator for diluted earnings (loss) per share attributable to the Company's stockholders	107,188,092	107,625,243	107,160,921	107,548,167
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(2.09)	$0.30	$(2.36)	$0.93
Diluted	$(2.09)	$0.30	$(2.36)	$0.93

(1)	Losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses.

9. Stock-based Compensation and Outstanding Awards

The Company established the NOW Inc. Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the Company’s board of directors on May 1, 2014. Under the Plan, the Company’s employees are eligible to be granted stock options, RSAs, RSUs and PSAs.

During the nine months ended September 30, 2015, the Company granted 534,929 stock options with a fair value of $8.06 per share and 157,538 shares of RSAs and RSUs with a weighted average fair value of $22.59 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 146,486 shares. The stock options were granted February 24, 2015 with an exercise price of $22.44. These options generally vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs were granted February 24, 2015 and May 27, 2015 and vest on the third anniversary of the date of grant. The PSAs were granted on February 24, 2015 and can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

Performance against the TSR metric is determined by comparing the performance of the Company’s TSR with the TSR performance of designated peer companies for the three year performance period. Performance against the EBITDA metric is determined by comparing the performance of the Company’s actual EBITDA average for each of the three-years of the performance period against the EBITDA metrics set by the Company’s Compensation Committee of the Board of Directors. Performance against the WC metric is determined by comparing the performance of the Company’s actual WC average for each of the three-years of the performance period against the WC metrics set by the Company’s Compensation Committee of the Board of Directors.

Stock-based compensation expense totaled $7 million and $20 million for the three months and nine months ended September 30, 2015, respectively, and $5 million and $10 million for the same periods in 2014, respectively.

A summary of stock option activity under the Plan as of September 30, 2015, and changes from December 31, 2014 through September 30, 2015 are presented below:

Options (1)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,545,519	$30.86
Granted	534,929	22.44
Forfeited	(33,261)	29.35
Exercised or settled	—	—
Expired or canceled	—	—
Outstanding as of September 30, 2015	4,047,187	$29.76	$—
Exercisable at September 30, 2015	2,482,499	$30.92	$—

(1)	All Stock Options presented in this table are for NOW stock only.

The weighted-average remaining contractual terms of outstanding options and exercisable options at September 30, 2015, were 6.8 years and 6.4 years, respectively. The total intrinsic value of options exercised for the period from December 31, 2014 through September 30, 2015 was $0. As of September 30, 2015, unrecognized compensation cost related to stock option awards was $10 million, which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the status of the Company’s nonvested shares as of September 30, 2015, and changes for the period from December 31, 2014 through September 30, 2015 are presented below:

RSAs / RSUs / PSAs	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2015	2,446,938	$30.24
Granted	230,707	23.15
Vested (1)	(199,813)	35.20
Forfeited	(15,264)	31.31
Expired or canceled	—	—
Nonvested as of September 30, 2015	2,462,568	$29.17

(1)	63,209 shares withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

As of September 30, 2015, unrecognized compensation cost related to RSUs, RSAs and PSAs was $49 million, which is expected to be recognized over a weighted average period of 4.0 years.

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At September 30, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable, but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $25 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss at September 30, 2015. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

In connection with one of the Company’s acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones through February 2018. As of September 30, 2015, the estimated fair value of the contingent consideration of $3 million was recorded in other long-term liabilities.

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

During the three and nine months ended September 30, 2014, NOW was allocated $0 million and $6 million, respectively, which was included within warehousing, selling and administrative expenses in the accompanying consolidated statements of operations. Allocations from NOV discontinued as of May 30, 2014.

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

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At September 30, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of less than $1 million and is included in other current assets in the accompanying Consolidated Balance Sheets; and the gain of less than $1 million is included in other income (expense) in the accompanying Consolidated Statements of Operations. The notional principal associated with those contracts was $119 million as of September 30, 2015.

At September 30, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisitions

For the nine months ended September 30, 2015, the Company completed six acquisitions for an aggregate purchase price consideration of approximately $431 million. These acquisitions primarily expand NOW’s market in the United States, the United Kingdom, Australia and Norway. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of acquisition. In connection with one of the acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones. At the acquisition date, the Company estimated the fair value for contingent consideration to be approximately $4 million by using a Monte Carlo simulation. Changes in fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in estimated fair value occurs.

The Company completed its preliminary valuations as of the applicable acquisition date of the acquired net assets and recognized goodwill of $221 million and intangible assets of $84 million which is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The Company has not presented supplemental pro forma information because the acquired operations would not have materially impacted the Company’s consolidated operating results.

In July 2015, the Company entered into an agreement to purchase the business of Challenger Industries, Inc. The completion of this acquisition is subject to customary closing conditions. Challenger Industries, Inc. is a pipe, valves and fittings supplier for the downstream, midstream and upstream energy markets.

Following is the purchase price allocation detail (in millions):

	As of September 30, 2015
Purchase price including contingent consideration		$431
Less: cash acquired		(29)
Net purchase price		402
Fair value of net assets acquired:
Current assets other than cash	145
Property, plant and equipment	50
Trade names (weighted average useful lives of 7 years)	22
Customer relationships (weighted average useful lives of 8 years)	62
Current liabilities	(69)
Deferred tax liabilities, net	(28)
Other non-current liability	(1)
Total fair value of net assets acquired		181
Goodwill (1)		$221

(1)	The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired.

14. Goodwill Impairment

Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

The Company considered the sustained decline in worldwide oil and gas prices and rig counts, which has impacted the Company’s current results and future outlook as well as the decline in the market value of the Company’s stock, as indicators that the fair value of the Company’s reporting units’ goodwill could have fallen below their carrying values. As a result, the Company performed an impairment analysis of its goodwill during the third quarter of 2015.

The inputs used in the interim impairment test in the second quarter of 2015 were updated for current market conditions and forecasts and the valuation techniques used in the analysis were consistent with those used during previous testing. The Company has not completed the Step 2 measurement of the Company’s reporting units’ goodwill impairment due to the complexities involved in determining the implied fair values of the Company’s reporting units’ goodwill and in light of finalizing purchase accounting related to recent acquisitions. Significant estimates that are subject to change in the Step 2 analysis include, but are not limited to, the valuation of amortizable customer relationships and trade names, preliminary purchase price accounting related to recent acquisitions, estimated fair values of inventory and property, plant and equipment, among others. Any adjustments to the estimated impairment charge in the fourth quarter may be material to our consolidated results. The Company expects to complete the measurement of its reporting units’ goodwill impairment in the three months ended December 31, 2015.  The third quarter 2015 goodwill impairment test indicated that two of the Company’s four reporting units’ goodwill were impaired (U.S. Energy and International). In the three and nine months ended September 30, 2015, the Company recognized an estimated impairment of $255 million ($202 million after tax) associated with the fair value of goodwill.

The impairment charges were primarily the result of the substantial and sustained decline in oil prices during 2015, actual and forecasted declines in rig activity and the effects of those events and forecasts on the Company’s results of operations. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have again fallen below their carrying values.

15. Subsequent Event

Subsequent to September 30, 2015, market conditions continue to deteriorate, and we identified additional adverse trends such as declines in rig count, oil and natural gas prices and increasingly unfavorable changes to anticipated capital spending budgets of operators. On that basis, in the three months ended December 31, 2015, we expect to reevaluate whether the fair value of our reporting units has fallen below its carrying amount, which could result in the Company recognizing additional impairment of goodwill.

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

Company Overview

We are a global distributor to the oil and gas industry and other industries with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of more than 300 locations and approximately 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is required throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, industrial manufacturing operations, power generation and utilities. The industrial distribution portion of our business targets a diverse range of manufacturing and other facilities across numerous industries and end markets. We also provide supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies around the world.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, price of crude oil and natural gas, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2015 and 2014 and the second quarter of 2015 include the following:

			%		%
			3Q15 v		3Q15 v
	3Q15*	3Q14*	3Q14	2Q15*	2Q15
Active Drilling Rigs:
U.S.	866	1,903	(54.5%)	909	(4.7%)
Canada	191	385	(50.4%)	100	91.0%
International	1,132	1,348	(16.0%)	1,169	(3.2%)
Worldwide	2,189	3,636	(39.8%)	2,178	0.5%

West Texas Intermediate Crude Prices (per barrel)	$46.42	$97.78	(52.5%)	$57.85	(19.8%)
Natural Gas Prices ($/MMBtu)	$2.76	$3.96	(30.3%)	$2.75	0.4%
Hot-Rolled Coil Prices (steel) ($/short ton)	$462.55	$673.76	(31.3%)	$461.43	0.2%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2015, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market (www.amm.com).

The worldwide quarterly average rig count increased 0.5% (from 2,178 rigs to 2,189 rigs) and the U.S. declined 4.7% (from 909 rigs to 866 rigs) in the third quarter of 2015 compared to the second quarter of 2015. The average price per barrel of West Texas Intermediate Crude declined 19.8% (from $57.85 per barrel to $46.42 per barrel) and natural gas prices increased 0.4% (from $2.75 per MMBtu to $2.76 per MMBtu) in the third quarter of 2015 compared to the second quarter of 2015. The average price per short ton of Hot-Rolled Coil increased 0.2% (from $461.43 per short ton to $462.55 per short ton) in the third quarter of 2015 compared to the second quarter of 2015.

U.S. rig count at October 16, 2015 was 787 rigs, down 79 rigs compared to the third quarter average of 866 rigs. The price for West Texas Intermediate Crude was $45.91 per barrel at October 19, 2015, down 1.1% from the third quarter average. The price for natural gas was $2.43 per MMBtu at October 19, 2015, down 12.0% from the third quarter average. The price for Hot-Rolled Coil was $433.64 per short ton at October 27, 2015, down 6.2% from the third quarter average.

Executive Summary

For the three and nine months ended September 30, 2015, the Company generated a net loss of $224 million and a net loss of $253 million, respectively, on $753 million and $2,366 million in revenue, respectively. Revenue decreased $317 million or 29.6% and decreased $733 million or 23.7% for the three and nine months ended September 30, 2015, respectively, when compared to the corresponding periods of 2014. For the three and nine months ended September 30, 2015, net income decreased $256 million and decreased $353 million, respectively, when compared to the corresponding periods of 2014.

For the three and nine months ended September 30, 2015, the Company generated an operating loss of $291 million or negative 38.6% of revenue and an operating loss of $326 million or negative 13.8% of revenue, respectively, compared to an operating profit of $50 million or 4.7% of revenue and an operating profit of $155 million or 5.0% of revenue, respectively, for the corresponding periods of 2014. In the three and nine months ended September 30, 2015, the Company recognized an estimated impairment of $255 million associated with the fair value of goodwill. The impairment charges were primarily the result of the substantial and sustained decline in oil prices during 2015, forecasted declines in rig activity and the effects of those forecasts on the Company’s results of operations.

Outlook

Our outlook for the Company remains tied to worldwide rig count, particularly in North America. The significant declines in rig count contribute to an unpredictable environment and several factors could alter activity significantly. Projections for oil and gas prices and resulting rig counts fluctuate considerably and energy-related companies are taking varied approaches during these uncertain times. Sustained lower oil prices may heighten the risk of political disturbances in oil-export-dependent economies, but can also offer an incentive to maximize output and stimulate growth.

Given the lack of visibility into when this market will recover, our approach during this time is to focus on what we can control. We take a quarter-to-quarter approach to managing the Company based on market conditions, while also continuing to advance our long-term strategic goals. We believe recent and current market conditions present a unique opportunity to execute strategic acquisitions that will help position the Company to emerge as a stronger global distribution business as the market recovers. We also believe that our long history of managing through these cycles will enable us to capitalize on new opportunities.

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$497	$748	$1,594	$2,114
Canada	94	173	299	489
International	162	149	473	496
Total revenue	$753	$1,070	$2,366	$3,099
Operating profit (loss):
United States	$(294)	$28	$(329)	$86
Canada	2	14	—	33
International	1	8	3	36
Total operating profit (loss)	$(291)	$50	$(326)	$155
Operating profit (loss) % of revenue:
United States	(59.2%)	3.7%	(20.6%)	4.1%
Canada	2.1%	8.1%	0.0%	6.7%
International	0.6%	5.4%	0.6%	7.3%
Total operating profit (loss) %	(38.6%)	4.7%	(13.8%)	5.0%

United States

For the three and nine months ended September 30, 2015, revenue was $497 million and $1,594 million, respectively, a decline of $251 million or 33.6% and a decline of $520 million or 24.6%, respectively, when compared to the corresponding periods of 2014. These decreases were driven by a sharp decline in U.S. rig count, slightly offset by incremental revenue gains of approximately $40 million and $90 million from acquisitions in the respective periods.

For the three and nine months ended September 30, 2015, the United States generated an operating loss of $294 million or negative 59.2% of revenue and an operating loss of $329 million or negative 20.6% of revenue, respectively, a decline of $322 million and a decline of $415 million, respectively, when compared to the corresponding periods of 2014. For the three and nine months ended September 30, 2015, excluding $252 million in charges related to an estimated goodwill impairment, U.S. operating profit decreased due to lower volumes, pricing pressures and inventory charges.

Canada

For the three and nine months ended September 30, 2015, revenue was $94 million and $299 million, respectively, a decline of $79 million or 45.7% and a decline of $190 million or 38.9%, respectively, when compared to the corresponding periods of 2014. These decreases were attributable to the sharp decline in Canadian rig count, coupled with the impact of the strengthening of the U.S. dollar.

For the three and nine months ended September 30, 2015, Canada generated an operating profit of $2 million or 2.1% of revenue and an operating profit of nil or 0.0% of revenue, respectively, a decline of $12 million and a decline of $33 million, respectively, when compared to the corresponding periods of 2014. Operating profit decreased in the periods primarily due to the declines in revenue discussed above, offset by expense reductions realized in the periods.

International

For the three and nine months ended September 30, 2015, revenue was $162 million and $473 million, respectively, an increase of $13 million or 8.7% from the same quarter in the prior year, and a decline of $23 million or 4.6% when compared to the nine months ended September 30, 2014. These levels were impacted by an overall decline in international drilling activity and customer spend, both periods offset by incremental revenue gains from acquisitions of approximately $70 million and $160 million in the respective periods of 2015.

For the three and nine months ended September 30, 2015, the international segment generated an operating profit of $1 million or 0.6% of revenue and an operating profit of $3 million or 0.6% of revenue, respectively, a decline of $7 million and a decline of $33 million, respectively, when compared to the corresponding periods of 2014. Excluding acquisitions and $3 million estimated goodwill impairment, the decreases were primarily attributable to volume declines at lower margins and additional bad debt charges booked in the respective periods.

Cost of products

For the three and nine months ended September 30, 2015, cost of products was $636 million and $1,970 million, respectively. This is in comparison to $857 million and $2,485 million for the corresponding periods in 2014, respectively, a decrease of $221 million and a decrease of $515 million, respectively, primarily due to declines in revenue, coupled with inventory cost adjustments made in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and nine months ended September 30, 2015, warehousing, selling and administrative costs were $153 million and $467 million, respectively, compared to $163 million and $459 million, respectively, for the corresponding periods of 2014. For the three months ended September 30, 2015, the decrease is related to cost-cutting initiatives taken as a result of the decline in market activity, offset by additional costs associated with acquisitions. For the nine months ended September 30, 2015, the increase was primarily related to additional costs associated with acquisitions and incremental bad debt expense, offset by the cost-cutting measures mentioned above. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment of goodwill

In the three and nine months ended September 30, 2015 the Company recognized an estimated impairment of $255 million associated with the fair value of goodwill. The Company has not completed the Step 2 measurement of the Company’s reporting units’ goodwill impairment due to the complexities involved in determining the implied fair values of the Company’s reporting units’ goodwill and in light of finalizing purchase accounting related to recent acquisitions. Significant estimates that are subject to change in the Step 2 analysis include, but are not limited to, the valuation of amortizable customer relationships and trade names, preliminary purchase price accounting related to recent acquisitions, estimated fair values of inventory and property, plant and equipment, among others. Any adjustments to the estimated impairment charge in the fourth quarter may be material to our consolidated results. The Company expects to complete the measurement of its reporting units’ goodwill impairment in the three months ended December 31, 2015.  The third quarter 2015 goodwill impairment test indicated that two of the Company’s four reporting units’ goodwill were impaired (U.S. Energy and International).

Other income (expense)

For the three and nine months ended September 30, 2015, other income (expense) was nil and expense of $6 million, respectively, compared to expense of $1 million and expense of $1 million, respectively, for the corresponding periods of 2014. These charges were mainly attributable to exchange rate changes and bank charges associated with utilizing the credit facility.

Income tax provision (benefit)

The effective tax rate for the three and nine months ended September 30, 2015 was 22.8% and 23.7%, respectively, compared to 34.7% and 35.3%, respectively, for the same periods in 2014. Compared to the U.S. statutory rate, the effective tax rate was impacted in the period by non-deductible expenses in the U.S. and foreign jurisdictions and other discrete items principally related to recording a valuation allowance on certain foreign net operating loss carryforwards and estimated goodwill impairment charges in 2015.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) (1)	$(224)	$32	$(253)	$100
Interest, net	1	—	1	—
Income tax provision (benefit)	(67)	17	(79)	54
Depreciation and amortization	10	4	26	14
Other costs (2)	260	—	272	—
EBITDA excluding other costs	$(20)	$53	$(33)	$168
EBITDA % excluding other costs (3)	(2.7%)	5.0%	(1.4%)	5.4%

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

(2)    Other costs primarily includes the estimated goodwill impairment charge of $255 million in the three and nine months ended September 30, 2015, and the transaction costs associated with acquisitions including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating profit (loss).

(3) EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $126 million and $195 million, respectively. As of September 30, 2015, approximately $96 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At September 30, 2015, the Company had $120 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2015, the Company was in compliance with all covenants. The Company continuously monitors compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt. In addition, the Company has a $4 million letter of credit outstanding as of September 30, 2015. This letter of credit was issued under a discretionary agreement with a member of the Company’s bank group.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$244	$30
Net cash used in investing activities	(402)	(24)
Net cash provided by financing activities	118	74

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $244 million, compared to net cash provided by operating activities of $30 million in the corresponding period of 2014. For the nine months ended September 30, 2015, net cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued liabilities of $281 million and a net decrease in other liabilities of $5 million, offset by a decrease in receivables and inventories of $316 million and $183 million, respectively.  The decreases in accounts payable and accrued liabilities are a result of paying down outstanding liabilities as well as limiting new purchases in 2015 due to the volatile market.  For similar reasons, accounts receivable and inventories had a positive impact on cash flow in the period.

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $402 million compared to net cash used in investing activities of $24 million in the corresponding period of 2014. For the nine months ended September 30, 2015, the Company used $397 million in cash to fund acquisitions during the period (net of cash acquired), in addition to lower capital expenditures than the corresponding period in the prior year when the Company was consolidating facilities and ERP systems following the Wilson and CE Franklin acquisitions. The Company also had $3 million in proceeds from disposal of property, plant and equipment in 2015.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $118 million compared to net cash provided by financing activities of $74 million for the corresponding period of 2014. The 2015 activity was primarily attributed to the Company borrowing against its credit facility during the nine months ended September 30, 2015.

Effect of Exchange Rates

For the nine months ended September 30, 2015, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $29 million compared to a decrease of $15 million for the corresponding period of 2014. The primary reason for the change in 2015 compared to 2014 was a decline in the foreign exchange rate for the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar.

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

Based on the decline in oil and gas pricing and rig count which have impacted the Company’s current results and future outlook, the Company chose to complete a goodwill impairment analysis during the third quarter in 2015. The inputs used in the interim impairment test in the second quarter of 2015 were updated for current market conditions and forecasts and the valuation techniques used in the analysis were consistent with those used during previous testing. The Company has not completed the measurement of the Company’s reporting units’ goodwill impairment due to the complexities involved in determining the implied fair values of the Company’s reporting units’ goodwill and in light of finalizing purchase accounting related to recent acquisitions. Significant estimates that are subject to change in the Step 2 analysis include, but are not limited to, the valuation of amortizable customer relationships and trade names, preliminary purchase price accounting related to recent acquisitions, estimated fair values of inventory and property, plant and equipment, among others. Any adjustments to the estimated impairment charge in the fourth quarter may be material to our consolidated results. The Company expects to complete the measurement of its reporting units’ goodwill impairment in the three months ended December 31, 2015.  The third quarter 2015 goodwill impairment test, indicated that two of the Company’s reporting units’ goodwill were impaired (U.S. Energy and International). In the three and nine months ended September 30, 2015, the Company recognized an impairment of $255 million ($202 million after tax) associated with the fair value of goodwill.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenue and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-third of our year-to-date 2015 revenue was generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2015, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue and costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For year-to-date 2015, we experienced a net foreign currency translation loss totaling $72 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For year-to-date 2015 and 2014, we reported foreign currency transaction losses of $2 million and less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for year-to-date 2015 compared to the average for the same period in 2014 decreased by 11.8% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The average foreign exchange rate for year-to-date 2015 compared to the average for the same period in 2014 of the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar decreased by 16.5%, 8.0%, 12.9% and 15.7%, respectively, compared to the U.S. dollar.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during year-to-date 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $1 million increase in net loss for the same period. A 10% weakening from the levels experienced during year-to-date 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $1 million decrease in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than one million dollars change in our quarterly cash interest expense based on the balance at September 30, 2015.

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

Date: November 3, 2015

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