Form 10-K
period 2015-12-31
NOW Inc.
filed 2016-02-23
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was $2.1 billion. As of February 16, 2016, there were 107,295,275 shares of the Company’s common stock (excluding 2,055,189 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2016 Annual Meeting of Stockholders are incorporated in Part III of this report.

NOW INC.

FORM 10-K

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis” (Part II, Item 7). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by applicable law.

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

Overview

We are a global distributor to energy and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of over 300 locations and approximately 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, utilities and industrial manufacturing operations. The industrial distribution portion of our business targets a diverse range of end markets, including manufacturing, engineering and construction and refineries. We also provide supply chain management to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, electrical, artificial lift solutions, pumps, mill tools, safety supplies and spare parts to support customers’ operations. We provide a one-stop shop value proposition within the energy market and particularly in targeted areas of artificial lift, pumping solutions, measurement and controls and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our supply chain solutions include outsourcing the functions of procurement, inventory and warehouse management, logistics, point of issue technology, project management, business process and performance metrics reporting. This solution allows us to leverage the infrastructure of our SAPTM Enterprise Resource Planning (“ERP”) system and others to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of energy branch locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East,

Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our energy branch locations support greenfield and expansion upstream capital projects, midstream infrastructure and MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, power generation and industrial manufacturing operations through Supply Chain and customer on-site locations.

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

We employ advanced information technologies, including a common ERP platform across substantially all of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the financials and operations of our branches worldwide, enhancing decision-making and efficiency.

Global Operations

Demand for our products is driven primarily by the level of oil and gas drilling, servicing and production, transmission, refining and petrochemical activities. It is also influenced by the global economy in general and by government policies. Several factors drive spending, such as investment in energy infrastructure, the North American shale plays and market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors. Approximately half of our revenue is historically attributable to multi-year MRO arrangements. These arrangements are generally repetitive activities that address recurring maintenance, repair, operational work, well hookups and drilling activities. Project activities, including facility maintenance (turnarounds), expansions, exploration and new construction projects, are usually associated with customers’ capital expenditure budgets, sometimes in association with their construction partners. We mitigate our exposure to price volatility by limiting the length of price protection on such projects which allows us to adjust pricing depending on factors that influence our supply chain.

We have benefited from several strategic acquisitions during the past several years, including Wilson International, Inc. (“Wilson”) and CE Franklin Ltd. (“CE Franklin”), both of which were completed in 2012. We have also expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, Colombia, England, Kazakhstan, Mexico, Netherlands, Norway, Philippines, Russia, Scotland, Singapore, United Arab Emirates and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 15 “Business Segments” of the Notes to Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

The following table sets forth the contribution to our total revenues of our three reporting segments (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$2,027	$2,793	$2,863
Canada	378	669	773
International	605	643	660
Total Revenue	$3,010	$4,105	$4,296

United States

We have more than 200 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We also have extensive one-stop shop specialty operations in the U.S. that provide our customers a unique opportunity to purchase artificial lift, pumps, valves and valve actuation, measurement and controls and fluid transfer products which enables them to better focus on their core business. In these businesses, we provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production of oil and gas and industrial manufacturing processes.

In 2015, we grew our footprint in the U.S. energy and industrial markets with the acquisitions of Challenger Industries, Inc., Machine Tools Supply (“MTS”) and Odessa Pumps and Equipment, Inc. that expanded our tool supply and pumping solutions businesses.

Canada

We have a network of approximately 60 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production and drilling business, offering customers the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for and supervise the installation of fiberglass pipe, supported by substantial inventory and product expertise to serve our customers.

International

We operate in over 20 countries and serve the needs of our international customers from approximately 40 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in the U.S., Canada and international markets.

In 2015, we grew our international presence in the United Kingdom and Norway with the acquisitions of John MacLean & Sons Electrical, North Sea Cables and Oaasis Group that expanded our electrical and mill, tool and safety businesses.

Distribution Industry Overview

The distribution industry is highly fragmented, comprised of large companies with global reach and numerous small, local and regional competitors that present substantial opportunities for consolidation and product extensions.

Distribution companies act both as supply stores and supply chain management providers for their customers. Distributors deliver value to their customers by serving as a supply chain partner by managing vendor networks and aggregating, carrying and distributing a wide range of product inventory from numerous vendors in locations close to the end user.

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

Energy Branches

Our energy branches are the legacy brick and mortar supply store operations that provide products to multiple upstream and midstream customers from a single location. These branches serve repeat account and walk-in retail customers, across a variety of pricing models. Products are inventoried in our branch warehouses based on local market needs and are delivered or available for pick-up as needed. The branches serve a geographical radius providing delivery of products and solutions.

Our energy branches primarily serve the upstream and midstream sectors of the energy industry with locations in major land and offshore areas. Within our branch network, we have a team of sales and operations professionals trained in the products, applications and customer service required to support our customers as they drill, explore, produce, transport and refine oil and gas products. Our locations offer a comprehensive line of products, including line pipe, valves, fittings and flanges, pumps, original equipment manufacturer (“OEM”) spare parts, mill supplies, tools, safety supplies, personal protective equipment and miscellaneous expendable items. We also have a team of technical professionals who provide expertise in applied products and applications, such as artificial lift systems, coatings, pumps, electrical products, gas meter runs and valve actuation.

Supply Chain

Our Supply Chain group targets the upstream and downstream energy, industrial and manufacturing end markets, in which our customers are generally contractually incentivized through mutually beneficial financial incentives to source from us under a single business model that includes a fixed pricing structure. We reach a broader customer segment to include downstream, industrial and manufacturing; are typically integrated into our customers’ facilities; have on-site NOW branches and inventory committed to a specific customer; perform duties otherwise managed by our customers; manage third party materials on behalf of our customers; employ vending machines and/or tool cribs to store and dispense materials on-demand; and have technology to enable efficiencies and key performance indicators to be measured and reported specifically to each customer.

Our Supply Chain locations serve the upstream and downstream energy, industrial and manufacturing end markets at our customers’ on-site locations. Through our network of downstream and industrial facilities staffed by skilled personnel, we provide products primarily to refineries, chemical companies, utilities, manufacturers and engineering and construction companies in the areas of the country where these markets are situated. Our primary product offering for the downstream, industrial and manufacturing markets includes various grades of pipe, valves, fittings, mill supplies, machine and cutting tools, power and hand tools and safety supplies. Additionally, our downstream and industrial focused locations offer safety equipment, including repair and maintenance, and also provide planning, sourcing and expediting of orders throughout the lifecycle of large capital projects. Our Supply Chain locations serve many oil and gas operators, drilling contractors and industrial manufacturers. Supply Chain customers outsource procurement functions to us, which brings our sizeable vendor network to their doorstep and enables them to benefit from on-site management of their warehouses, inventory, materials, projects, logistics and manufacturing tool cribs. Customers engage our Supply Chain solutions to improve their bottom lines and accelerate their time to market through the identification and implementation of measurable operational efficiencies. To achieve this, we partner with our customers to evaluate their current operations, which allows us to make informed recommendations regarding the restructuring of processes and inventories. Our Supply Chain solutions are customized to each customer’s requirements and guided by a strategic framework.

Customers

Our primary customers are companies active in the upstream, midstream and downstream sectors of the energy industry, including drilling contractors, well servicing companies, independent and national oil and gas companies, midstream operators, refineries, petrochemical, chemical, utilities and other downstream energy processors. We also serve a diverse range of industrial and manufacturing companies across a broad spectrum of industries and end markets. We partner with our customers to continually meet or exceed their expectations and add value as a supply chain partner in the locations where they operate. Our products are typically critical to our customers’ operations, yet represent only a small fraction of the total project or facility cost. As a result, our customers seek suppliers with established qualifications and an operational history to deliver high quality and reliable products that meet their requirements in a timely manner.

As customers, particularly in the energy industry, increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. We believe we could benefit from consolidation among the energy companies we serve, as the larger resulting companies look to large distributors as their source for products and related solutions.

No single customer represents more than 10% of our revenue. Our top 20 customers in aggregate represent approximately one-third of our revenue.

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations, who aggregate and distribute several product lines, or the distributor could be a product line specialist, as well as numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), MRC Global, Inc., Russell Metals, Inc., DXP Enterprises, Inc. and Shale-Inland Holdings LLC. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), W.W. Grainger, Inc., HD Supply, Inc., MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Fastenal Company.

Seasonal Nature of the Company’s Business

Historically, a portion of our business has experienced seasonal trends, to some degree, which have varied by geographic region. In the U.S., activity has historically been higher during the summer and fall months. In Canada, certain E&P activities have declined in the spring due to seasonal thaws and regulatory restrictions limiting the ability of drilling rigs and transportation to operate effectively and safely during these periods. However, these activities have typically rebounded during the third and fourth quarters.

Employees

At December 31, 2015 we had approximately 5,000 employees, of which approximately 300 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. Oil and natural gas prices have been extremely volatile since 2014. Continued volatility and weakness in oil or natural gas prices could depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures.

The willingness of oil and gas operators to make capital and operating expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital and operating equipment will continue to be influenced by numerous factors over which we have no control, including:

•

the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain price stability through voluntary production limits, the level of production by non-OPEC countries and worldwide demand for oil and gas;

•	the level of production from known reserves;
•	the cost of exploring for and producing oil and gas;
•	the level of drilling activity and drilling rig day rates;
•	worldwide economic activity;
•	national government political requirements;
•	the development of alternate energy sources; and
•	environmental regulations.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors, well servicing companies or production companies, or in drilling or well servicing rig utilization rates, then demand for our products will decline.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Crude oil prices have declined significantly since 2014, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of approximately $27 per barrel in January 2016. We believe 2016 will be another challenging and volatile year for crude oil prices, which we anticipate will result in customers continuing to make downward revisions to their operating budgets. Any such reduction in operating budgets, reduction in activity and/or pricing pressures, would adversely affect our revenue and operating performance.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery overcapacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development (“OECD”) countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas E&P, refining or transportation assets;
•	the ability of OPEC to set and maintain production levels and prices for oil;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	environmental regulation;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count at February 12, 2016 was 541 rigs, down approximately 45% compared to the 2015 average of 977 rigs. The price for WTI crude was $29.71 per barrel at February 8, 2016, down approximately 39% from the 2015 average. Crude oil prices are not currently forecasted to improve significantly in 2016. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

We sell products in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional companies that may increasingly be willing to provide similar products at lower prices. Certain of these competitors may have greater financial, technical and marketing resources than us, and may be in a better competitive position. The following competitive actions can each adversely affect our revenues and earnings:

•	price changes;
•	vendors with better terms;
•	consolidation in the industry;
•	investments in technology and fulfillment; and
•	improvements in availability and delivery.

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

A substantial decrease in the price of steel could significantly lower our product margin or cash flow.

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our tubular product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our product margin and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity for the tubular products could put pressure on the prices we receive for our tubular products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower product margin and cash flow.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 20 largest customers represented approximately one-third of our revenue for the year ended December 31, 2015. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

Changes in our customer and product mix could cause our product margin to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. Changes in our customer mix may result from geographic expansion, daily selling activities within current geographic markets and targeted selling activities to new customer segments. Changes in our product mix may result from marketing activities to existing customers and needs communicated to us from existing and prospective customers. If customers begin to require more lower-margin products from us and fewer higher-margin products, our business, results of operations and financial condition may suffer.

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

As of December 31, 2015, we had $205 million of goodwill and $161 million in other intangibles recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

As of December 31, 2015, we owned or leased approximately 300 facilities worldwide which totaled approximately 5.4 million square feet. Approximately 85% of our facilities worldwide are leased. Each location below is comprised of offices, distribution centers and branches. Owned facilities are not subject to any mortgages.

Location	Approximate number of facilities	Approximate size in square feet (in thousands)
United States	200	4,000
Canada	60	840
International	40	550

International properties include: Australia, Azerbaijan, Brazil, China, Colombia, England, Egypt, India, Indonesia, Kazakhstan, Mexico, Netherlands, Norway, Oman, Russia, Scotland, Singapore and United Arab Emirates.

ITEM 3.	LEGAL PROCEEDINGS

We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”. The following table sets forth the range of high and low closing prices for the common stock for each quarter starting June 2, 2014, the date on which our stock began trading the “regular-way” on the NYSE, through the fourth quarter of 2015:

	2014				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common stock sale price:
High	N/A	$37.19	$35.98	$30.16	$26.79	$25.59	$19.74	$18.44
Low	N/A	$30.40	$30.11	$22.50	$20.27	$19.91	$14.80	$15.01

Our board of directors has not declared any dividends during 2014 or 2015 and currently has no intention to declare any dividends.

As of February 16, 2016, there were 2,401 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Performance Graph

The graph below matches the cumulative 19-Month total return of holders of NOW Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of six companies that includes: Airgas, Inc., DXP Enterprises, Inc., Fastenal Company, MRC Global, Inc., W. W. Grainger, Inc. and Wesco International, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/2/2014 and tracks it through 12/31/2015.

	6/2/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15
NOW Inc.	100.00	102.00	85.66	72.48	60.96	56.08	41.69	44.56
S&P Midcap 400	100.00	104.14	99.99	106.34	111.99	110.80	101.39	104.02
Peer Group	100.00	99.81	95.42	96.01	86.94	88.65	76.19	85.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data for the years ended December 31, 2015, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, from the audited consolidated financial statements of NOW Inc. We derived the selected consolidated income statement data for the years ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011, from the underlying financial records of NOW Inc., which were derived from the financial records of NOV, and which are not included in this annual report.

	As of and For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Operating Data:
Revenue	$3,010	$4,105	$4,296	$3,414	$1,641
Operating profit (loss)	$(510)	$181	$224	$168	$128
Net income (loss)	$(502)	$116	$147	$108	$85
Earnings (Loss) Per Share Amounts:
Basic	$(4.68)	$1.07	$1.37	$1.01	$0.80
Diluted	$(4.68)	$1.06	$1.36	$1.00	$0.79
Balance Sheet Data:
Working capital	$985	$1,427	$1,299	$1,491	$534
Total assets	$1,832	$2,596	$2,183	$2,373	$829
Long-term debt	$108	$—	$—	$—	$—
Total stockholders' equity	$1,403	$1,966	$1,802	$1,971	$669

To ensure a full understanding, you should read the selected consolidated financial data presented above in conjunction with Note 20 “Acquisitions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the pro forma results of operations that include the effects of Wilson and CE Franklin as they were acquired in 2012, and the audited combined financial statements and accompanying notes included in our Registration Statement on Form 10, as amended, filed May 1, 2014. The Company acquired Wilson in the second quarter of 2012 and CE Franklin in the third quarter of 2012.

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•

The Company’s consolidated statement of operations for the year ended December 31, 2014 consists of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1 through May 30.

•	The Company’s consolidated balance sheets as of December 31, 2015 and December 31, 2014 are presented on a consolidated basis.
•

The Company’s consolidated statement of cash flows for the year ended December 31, 2014 consist of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1 through May 30.

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly-owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. Actual costs that would have been incurred, if NOW had been a stand-alone public company, would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

The consolidated financial statements include certain assets and liabilities that have historically been held by NOV but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV are not specifically identifiable to NOW and therefore were not allocated to it for any of the periods presented prior to the Spin-Off. Cash and cash equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Spin-Off to and from NOV’s cash management system are reflected as a component of additional paid-in capital on the consolidated balance sheets.

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

The Company combined operating and warehousing costs with selling, general and administrative expenses in its consolidated statements of operations beginning with its March 31, 2015 Form 10-Q. These costs are now presented within “Warehousing, selling and administrative” expense for all periods presented. Operating and warehousing costs totaled $400 million and $425 million for the years ended December 31, 2015 and 2014, respectively.

General Overview

We are a global distributor to energy and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of over 300 locations and approximately 5,000 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of our business targets a diverse range of manufacturing and other end markets. We also offer supply chain management to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating supplies, pipe, valves, fittings, flanges, line pipe, pumps, electrical, artificial lift solutions, mill tools, safety supplies and spare parts to support customers’ operations. We provide a one-stop shop value proposition within the energy market and particularly in targeted areas of artificial lift, pumping solutions, measurement and controls and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our supply chain solutions include outsourcing the functions of procurement, inventory and warehouse management, logistics, business process and performance metrics reporting. This solutions offering allows us to leverage the infrastructure of our SAPTM Enterprise Resource Planning system to streamline the purchasing process for customers, from requisition to procurement to payment, by digitally managing workflow, approval routing and by providing robust reporting functionality.

We support land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of energy branch locations. Our key markets beyond North America include Latin America, the North Sea, the Middle East, the Former Soviet Union (“FSU”) and Southeast Asia. Products sold through our energy branch locations support greenfield and expansion upstream capital projects, midstream infrastructure and MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, power generation and industrial manufacturing operations through Supply Chain and customer on-site locations.

We stock or sell more than 300,000 stock keeping units through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in over 90 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to customers, suppliers and shareholders.

We employ advanced information technologies, including a common ERP platform across substantially all of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the financials and operations of our branches worldwide, enhancing decision-making and efficiency.

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

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs”). This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. See “Non-GAAP Financial Measures and Reconciliations” in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to the corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

Our results are dependent on the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil, natural gas and steel, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels, among other things. Key industry indicators for the past three years include the following:

			%		%
			2015 v		2015 v
	2015*	2014*	2014	2013*	2013
Active Drilling Rigs:
U.S.	977	1,861	(47.5%)	1,761	(44.5%)
Canada	193	380	(49.2%)	354	(45.5%)
International	1,167	1,337	(12.7%)	1,296	(10.0%)
Worldwide	2,337	3,578	(34.7%)	3,411	(31.5%)
West Texas Intermediate Crude Prices (per barrel)	$48.69	$93.26	(47.8%)	$97.91	(50.3%)
Natural Gas Prices ($/MMBtu)	$2.63	$4.38	(40.0%)	$3.72	(29.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$469.90	$663.14	(29.1%)	$631.56	(25.6%)

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2015 on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market (www.amm.com).

The worldwide average rig count declined 34.7% (from 3,578 to 2,337) and the U.S. declined 47.5% (from 1,861 to 977), in 2015 compared to 2014. The average price of West Texas Intermediate (“WTI”) crude declined 47.8% (from $93.26 per barrel to $48.69 per barrel) and natural gas prices declined 40.0% (from $4.38 per MMBtu to $2.63 per MMBtu) in 2015 compared to 2014. The average price of Hot-Rolled Coil declined 29.1% (from $663.14 per short ton to $469.90 per short ton) in 2015 compared to 2014.

U.S. rig count at February 12, 2016 was 541 rigs down 44.6% compared to the 2015 average of 977 rigs. The price for WTI crude was $29.71 per barrel at February 8, 2016, down 39.0% from the 2015 average. The price for natural gas was $2.23 per MMBtu at February 8, 2016, down 15.2% from the 2015 average. The price for Hot-Rolled Coil was $397.00 per short ton at February 12, 2016, down 15.5% from the 2015 average.

Executive Summary

For the year ended December 31, 2015, the Company generated a net loss of $502 million, or $(4.68) per fully diluted share on $3,010 million in revenue. Net income decreased for the year ended December 31, 2015 $618 million when compared to the corresponding period of 2014. Revenue decreased for the year ended December 31, 2015 $1,095 million, or 26.7%, when compared to the corresponding period of 2014. For the year ended December 31, 2015, operating loss was $510 million, or negative 16.9% of revenue, compared to operating profit of $181 million or 4.4% of revenue for the corresponding period of 2014.

For the fourth quarter ended December 31, 2015, the Company generated a net loss of $249 million, or $(2.33) per fully diluted share on $644 million in revenue. Net income decreased for the fourth quarter ended December 31, 2015 $265 million when compared to the corresponding period of 2014. Revenue decreased for the fourth quarter ended December 31, 2015 $362 million, or 36.0%, when compared to the corresponding period of 2014. For the fourth quarter ended December 31, 2015, operating loss was $184 million or negative 28.6% of revenue, compared to operating profit of $26 million or 2.6% of revenue for the corresponding period of 2014.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. The significant recent declines contribute to an uncertain environment and several factors could alter activity significantly. Analysts’ projections for oil and gas prices and resulting rig counts vary considerably and many energy-related companies are continuing to make cost reduction measures in this uncertain environment. Furthermore, political risk will remain elevated. Lower oil prices may heighten the risk of political disturbances in oil-export-dependent economies.

Given the lack of visibility into when this market will recover, our approach to 2016 will be to focus on what we can control. We plan to manage DistributionNOW based on market conditions, while also continuing to advance our long-term strategic goals. We believe current market conditions present an opportunity to execute strategic acquisitions that will help position the Company to emerge as an even stronger, global distribution business when the market recovers. In addition, we are diligent about managing our expenses and our working capital to reflect the current market environment. We also believe that our history of managing through these cycles, paired with our healthy balance sheet, will enable us to maximize new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2015 and December 31, 2014

A summary of the Company’s revenue and operating profit (loss) by operating segment in 2015 and 2014 follows (in millions):

	Year Ended December 31,		Variance
	2015	2014	$
Revenue:
United States	$2,027	$2,793	$(766)
Canada	378	669	(291)
International	605	643	(38)
Total Revenue	$3,010	$4,105	$(1,095)

Operating Profit (Loss):
United States	$(515)	$89	$(604)
Canada	(1)	47	(48)
International	6	45	(39)
Total Operating Profit (Loss)	$(510)	$181	$(691)

Operating Profit (Loss) %:
United States	(25.4%)	3.2%
Canada	(0.3%)	7.0%
International	1.0%	7.0%
Total Operating Profit (Loss) %	(16.9%)	4.4%

United States

Revenue was $2,027 million for the year ended December 31, 2015, a decline of $766 million or 27.4% compared to the year ended December 31, 2014. This decrease was primarily driven by a nearly 50% decline in U.S. rig count, offset by incremental revenue gains of approximately $140 million from acquisitions and the balance attributable to the relief of internal demands related to the 2014 Spin-Off.

Operating loss was $515 million for the year ended December 31, 2015, a decline of $604 million compared to operating profit of $89 million for the year ended December 31, 2014. Operating loss percentage was negative 25.4% for the year ended December 31, 2015, compared to operating profit percentage of 3.2% for the year ended December 31, 2014. Excluding $393 million in charges related to goodwill impairment, U.S. operating profit decreased due to deflationary pressures at lower volumes and full year impact of the incremental costs incurred in connection with operating as an independent publicly traded company.

Canada

Revenue was $378 million for the year ended December 31, 2015, a decline of $291 million or 43.5% compared to the year ended December 31, 2014. This decrease was attributable to the sharp decline in Canadian rig count coupled with the impact of the strengthening U.S. dollar, offset by the relief of internal demands related to the ERP implementation.

Our Canadian revenue changed from 16% of total revenue in 2014 to 13% in 2015. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar, as our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S dollar strengthens relative to the Canadian dollar. In 2015, our revenue from Canada was unfavorably impacted by approximately $57 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to the Canadian dollar.

Operating loss was $1 million for the year ended December 31, 2015, a decline of $48 million compared to operating profit of $47 million for the year ended December 31, 2014. Operating loss percentage was negative 0.3% in 2015 compared to operating profit percentage of 7.0% in 2014. Operating profit decreased in 2015 primarily due to the revenue decline discussed above, offset by expense reductions made during the period.

International

Revenue was $605 million for the year ended December 31, 2015, a decline of $38 million or 5.9% compared to the year ended December 31, 2014. This decrease was mainly attributable to an overall decline in international drilling activity and customer project spend, offset by incremental revenue gains from acquisitions of approximately $220 million in the period.

Our international revenue grew from 16% of total revenue in 2014 to 20% in 2015. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar, as our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue, excluding the impact from acquisitions, was unfavorably impacted by approximately $25 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Australian dollar, Brazilian real, British pound, Mexican peso and Russian ruble.

Operating profit was $6 million for the year ended December 31, 2015, a decline of $39 million compared to operating profit of $45 million for the year ended December 31, 2014. Operating profit percentage was 1.0% for the year ended December 31, 2015, compared to 7.0% for the year ended December 31, 2014. The decrease in operating profit was primarily attributed to volume declines and additional bad debt charges in excess of profits contributed from acquisitions.

Cost of products

Cost of products was $2,508 million for the year ended December 31, 2015 compared to $3,286 million for the year ended December 31, 2014, a decrease of $778 million. The decrease in cost of products was attributable to a decline in revenue coupled with inventory cost adjustments in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $619 million for the year ended December 31, 2015 compared to $638 million for the year ended December 31, 2014. The decrease is related to cost-cutting initiatives taken as a result of the decline in market activity, offset by additional expenses resulting from acquisitions, full year expenses associated with operating as a publicly traded company and incremental bad debt charges. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment

In the three months ended December 31, 2015, the Company completed the measurement of its reporting units’ goodwill impairment resulting from the interim test performed in the three months ended September 30, 2015.  As a result, two of the Company’s four reporting units’ goodwill were impaired (U.S. Energy and U.S. Supply Chain). The international reporting unit showed impairment indicators during the step 1 goodwill impairment calculation.  However, no impairment was recognized as a result of our step 2 analysis.  At the step 2 valuation date, the implied fair value of goodwill for the international reporting unit exceeded the carrying amount by approximately 12%. For the three months and the year ended December 31, 2015, the Company recognized a goodwill impairment loss of $138 million and $393 million, respectively. The inputs used in the impairment test were updated for current market conditions and forecasts and the valuation techniques used in the analysis were consistent with those used during previous testing. The impairment charges were primarily the result of the substantial and sustained decline in oil prices during 2015, actual and forecasted declines in rig activity and the effects of those events and forecasts on the Company’s results of operations. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

Other expense

Other expense was $8 million for the year ended December 31, 2015 compared to $3 million for the year ended December 31, 2014. These charges were mainly attributable to exchange rate fluctuations and bank charges associated with utilizing the credit facility.

Provision for income taxes

The effective tax rate for the years ended December 31, 2015 and December 31, 2014 was 3.0% and 34.9%, respectively. The tax rate is affected by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income taxes. The effective tax rate decreased in 2015 primarily due to goodwill impairment and the valuation allowance recorded against deferred tax assets. See Note 9 “Income Taxes” for a discussion of the valuation allowance recorded at December 31, 2015. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Consolidated Results

Years Ended December 31, 2014 and December 31, 2013

A summary of the Company’s revenue and operating profit by operating segment in 2014 and 2013 follows (in millions):

	Year Ended December 31,		Variance
	2014	2013	$
Revenue:
United States	$2,793	$2,863	$(70)
Canada	669	773	(104)
International	643	660	(17)
Total Revenue	$4,105	$4,296	$(191)

Operating Profit:
United States	$89	$134	$(45)
Canada	47	47	—
International	45	43	2
Total Operating Profit	$181	$224	$(43)

Operating Profit %:
United States	3.2%	4.7%
Canada	7.0%	6.1%
International	7.0%	6.5%
Total Operating Profit %	4.4%	5.2%

United States

Revenue was $2,793 million for the year ended December 31, 2014, a decrease of $70 million or 2.4% compared to the year ended December 31, 2013. We experienced approximately $105 million decline in pipe sales driven by our strategic pursuit of higher margin business, the relocation of our central pipe yard and our focus on the peripheral system enhancements and employee training associated with ERP conversion and implementation. In addition, we experienced internal demands related to Spin-Off, which negatively impacted sales across other product lines (notably, valves declined approximately $25 million). These decreases were offset by increased market activity.

Operating profit was $89 million for the year ended December 31, 2014, a decrease of $45 million or 33.6% compared to $134 million for the year ended December 31, 2013. Operating profit percentage was 3.2% for the year ended December 31, 2014, compared to 4.7% for the year ended December 31, 2013. The decrease in operating profit was attributable to lower revenues and incremental costs incurred in connection with converting our information systems and operating as an independent publicly traded company.

Canada

Revenue was $669 million for the year ended December 31, 2014, a decrease of $104 million or 13.5% compared to the year ended December 31, 2013. The strengthening of the U.S. dollar accounted for approximately half of this decline. The balance of the decrease was primarily attributable to the ERP implementation creating a disruption across the business including the Edmonton distribution center warehouse management software.

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

International

Revenue was $643 million for the year ended December 31, 2014, a decrease of $17 million or 2.6% compared to the year ended December 31, 2013. This decrease was mainly attributable to large export and valve project orders occurring in 2013 that did not repeat in 2014. These declines were partially offset by strong activity in the Middle East year over year.

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

Operating profit was $45 million for the year ended December 31, 2014, an increase of $2 million or 4.7% compared to $43 million for the year ended December 31, 2013. Operating profit percentage increased to 7.0% for the year ended December 31, 2014, compared to 6.5% for the year ended December 31, 2013. The increase in operating profit was mainly attributable to reduced cost of products.

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

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $638 million for the year ended December 31, 2014 compared to $573 million for the year ended December 31, 2013. The increase was primarily related to the incremental costs incurred in connection with operating as an independent publicly traded company, spin activities and ERP conversion and implementation. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other expense

Other expense was $3 million for the year ended December 31, 2014 compared to $2 million for the year ended December 31, 2013. This difference was primarily due to foreign currency exchange rate changes.

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

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results of operations as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs”). This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of any non-GAAP financial measure to its most comparable GAAP financial measure is included below.

We use EBITDA excluding other costs internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to further analyze the results of ongoing operations. We believe EBITDA excluding other costs helps investors compare our operating performance with the performance of other companies who have different financing and capital structures or tax rates.

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) (1)	(502)	116	147
Interest, net	2	(1)	—
Income tax provision (benefit)	(16)	62	75
Depreciation and amortization	38	21	17
Other costs (2)	413	1	—
EBITDA excluding other costs	$(65)	$199	$239
EBITDA % excluding other costs (3)	(2.2%)	4.8%	5.6%

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

(2)

Other costs primarily includes goodwill impairment charge of $393 million in the year ended December 31, 2015, and transaction costs associated with acquisitions including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating profit (loss).

(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We remain in a strong financial position, with resources available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe that cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements such as capital expenditures. We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of available portion of the revolving credit facility.

At December 31, 2015 and 2014, we had cash and cash equivalents of $90 million and $195 million, respectively. At December 31, 2015, $64 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during or subsequent to when such decision is made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$324	$108	$317
Net cash used in investing activities	(523)	(67)	(54)
Net cash provided by (used in) financing activities	106	66	(299)

Fiscal year 2015 compared to fiscal year 2014

Net cash provided by operating activities served as the primary source of liquidity. Net cash flows provided by operating activities in 2015 were $324 million, up from $108 million in 2014. Net loss was $502 million in 2015 compared to net income of $116 million in 2014, primarily due to a goodwill impairment charge and weaker energy environment. Net changes in operating assets and liabilities, net of acquisitions, provided $300 million in 2015 compared to deficit of $66 million in 2014. The improvement was primarily due to a $414 million reduction in receivables as a result of improved collections and a decrease of $258 million in inventory as management actively reduced inventory levels reflecting lower market volumes, offset by $367 million decline in accounts payable and accrued liabilities resultant of curtailed purchases. Adjustments to reconcile net income to net cash provided by operating activities was $526 million in 2015 compared to $58 million in 2014 driven by goodwill impairment charges and greater depreciation and amortization coupled with increase in provisions for inventory and doubtful accounts.

Net cash used in investing activities in 2015 was $523 million compared to $67 million in 2014. Cash used in 2015 was mainly related to business acquisitions for $515 million, net of cash acquired.

Net cash provided by financing activities for 2015 was $106 million related to borrowings from the revolving credit facility, compared to $66 million in 2014 associated with net contributions from the parent company.

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

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was a decrease of $12 million and a decrease of $13 million for the years ended December 31, 2015 and 2014, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2016 to be approximately $10 million primarily related to equipment used in ongoing operations.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees and operating leases for equipment that are not reflected in our consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2015 (in millions):

		Payment Due by Period
	Total	Less than 1 Year		1-3 Years		3-5 Years	After 5 years
Contractual Obligations:
Long-term debt	$108	$	−	$	−	$108	$	−
Operating leases	129		38		47	22		22
Total Contractual Obligations	$237		$38		$47	$130		$22

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

Allowance for Doubtful Accounts

We grant credit to our customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements and changes in estimates can be material. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2015 and 2014, allowance for doubtful accounts totaled $38 million and $19 million, or 7.3% and 2.2% of gross accounts receivable, respectively. The increase in allowance in 2015 is primarily a result of a change in market conditions that occurred in the year and due to one customer in our International segment.

Inventory Reserves

Inventories consist of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of products we stock, among other factors. At December 31, 2015 and 2014, inventory reserves totaled $44 million and $39 million, or 6.0% and 3.9% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

The Company has $205 million of goodwill as of December 31, 2015. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Events or circumstances which could indicate a potential impairment include, but are not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of prices for oil, gas and steel, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is indicated and a second step is performed to measure the amount of impairment loss, if any.  For purposes of testing goodwill, the Company has four reporting units; U.S. Energy, U.S. Supply Chain, Canada and International. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections.  The Company makes significant assumptions and estimates, which utilize level 3 measures, about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into valuation methodologies.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

The Company considered the sustained decline in worldwide oil and gas prices and rig counts, which has impacted the Company’s current results and future outlook as well as the decline in the market value of the Company’s stock, as indicators that the fair value of the Company’s reporting units’ goodwill could have fallen below their carrying value.  As a result, the Company performed a goodwill impairment test as of September 30, 2015, and recognized an estimated impairment of $255 million in U.S. Energy and International reporting units.

During the three months ended December 31, 2015 the Company completed the interim test performed in the three months ended September 30, 2015, and identified additional indicators that the remaining goodwill may have fallen below its carrying amount.  As a result of our valuations, the Company recognized $393 million impairment (U.S. Energy and U.S. Supply Chain) for the year ended December 31, 2015, an incremental loss of $138 million for the three months ended December 31, 2015. The international reporting unit showed impairment indicators during the step 1 goodwill impairment calculation.  However, no impairment was recognized as a result of our step 2 analysis.  At the step 2 valuation date, the implied fair value of goodwill for the international reporting unit exceeded the carrying amount by approximately 12%. The Company recorded a valuation allowance against the full value of its deferred tax assets in the United States, therefore, no tax benefit was reported on its goodwill impairment for the year ended December 31, 2015.  See Note 9 “Income Taxes” for a discussion of the valuation allowance recorded at December 31, 2015. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

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

Income Taxes

The Company is a U.S. registered company and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes are based upon the tax laws and rates of the countries in which the Company operates and income is earned.

The Company’s annual tax provision is based on taxable income, statutory rates, and the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company recognizes deferred tax assets to the extent that the Company believes these assets are more-likely-than-not to be realized. If the Company determines that they would be able to realize their deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Based upon the significant level of recent U.S. losses, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of the deductible differences and accordingly recognized a valuation allowance for the year ended December 31, 2015. The change during the year in the valuation allowance was $129 million, all of which relates to 2015.

The Company (1) records unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available in jurisdictions of operation. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest.

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

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside the United States. Unremitted earnings of these subsidiaries were $180 million at December 31, 2015. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. Early application is not permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The amendments in this ASU were originally set up to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. Early application is permitted as early as the original effective date. The Company is currently assessing the impact of ASU No. 2014-09 on its financial position and results of operations.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under ASU 2015-16, adjustments to the provisional amounts recognized in a business combination that are identified during the measurement period will be recognized in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes calculated as if the accounting had been completed as of the acquisition date must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. For public entities, ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early application is permitted and should be applied prospectively. The Company adopted ASU No. 2015-16 in the quarter ended September 30, 2015. The impact of the adoption was immaterial to the Company’s consolidated financial statements. See Note 20 “Acquisitions.”

Effective December 31, 2015, we early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  The ASU requires all deferred tax assets and liabilities, along with any related valuation allowances, to be offset and presented as a single noncurrent amount in a classified balance sheet for each tax-paying component within a tax jurisdiction. See Note 9 “Income Taxes” for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 13 “Derivative Financial Instruments” to the Consolidated Financial Statements.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-third of our 2015 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2015, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. During 2015, we experienced a net foreign currency translation loss totaling $89 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our net income since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. During the years ended December 31, 2015, 2014 and 2013, we reported foreign currency transaction losses of $3 million, $2 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2015 compared to the average for 2014 for the aggregate of our foreign operations compared to the U.S. dollar decreased by approximately 12%. The average foreign exchange rate for 2015 compared to the average for 2014 of the Australian dollar, Canadian dollar, British Pound and Mexican peso compared to the U.S. dollar decreased by approximately 17%, 14%, 7% and 16%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $1 million decrease in net income for 2015. A 10% weakening from the levels experienced during 2015 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $1 million increase in net income for 2015.

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

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, management is required to provide the following report on our internal control over financial reporting:

•	Management is responsible for establishing and maintaining adequate internal control over financial reporting.
•

Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (“COSO 2013 framework”). Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2015. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

•

During 2015, the Company made eight acquisitions, which represented approximately 11% of our consolidated revenues for the year ended December 31, 2015. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of these acquired entities from its evaluation.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, is included on page 43 of this annual report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

10.10

Agreement and Amendment No. 1 to Credit Agreement among NOW Inc., and Wells Fargo Bank, National Association, as administrative agent, and the leaders and other financial institutions named thereto, dated as of January 20, 2016 (4)

10.11	Pledge and Security Agreement, dated as of January 20, 2016 (4)

10.12	Form of Restricted Stock Award Agreement (6 year cliff vest) (5)

10.13	Form of Nonqualified Stock Option Agreement (6)

10.14	Form of Restricted Stock Award Agreement (3 year cliff vest) (6)

10.15	Form of Performance Award Agreement (6)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Annual Report on Form 10-K for the period ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (7)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 21, 2016
(5)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(6)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(7)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

Date: February 23, 2016

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

Signature	Title	Date

/s/ Robert R. Workman	President, Chief Executive Officer and Director	February 23, 2016
Robert R. Workman

/s/ Daniel L. Molinaro	Senior Vice President and Chief Financial Officer	February 23, 2016
Daniel L. Molinaro

/s/ David A. Cherechinsky	Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2016
David A. Cherechinsky

/s/ Merrill A. Miller, Jr.	Chairman of the Board	February 23, 2016
Merrill A. Miller, Jr.

/s/ Richard Alario	Director	February 23, 2016
Richard Alario

/s/ Terry Bonno	Director	February 23, 2016
Terry Bonno

/s/ Galen Cobb	Director	February 23, 2016
Galen Cobb

/s/ James Crandell	Director	February 23, 2016
James Crandell

/s/ Rodney Eads	Director	February 23, 2016
Rodney Eads

/s/ Michael Frazier	Director	February 23, 2016
Michael Frazier

/s/ J. Wayne Richards	Director	February 23, 2016
J. Wayne Richards

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NOW Inc.

We have audited the accompanying consolidated balance sheets of NOW Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOW Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NOW Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NOW Inc.

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NOW Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NOW Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of NOW Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2016

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$90	$195
Receivables, net	485	851
Inventories, net	693	949
Deferred income taxes	—	22
Prepaid and other current assets	24	30
Total current assets	1,292	2,047
Property, plant and equipment, net	165	124
Deferred income taxes	4	2
Goodwill	205	346
Intangibles, net	161	73
Other assets	5	4
Total assets	$1,832	$2,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$211	$490
Accrued liabilities	94	125
Other current liabilities	2	5
Total current liabilities	307	620
Long-term debt	108	—
Deferred income taxes	11	10
Other long-term liabilities	3	—
Total liabilities	429	630
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,219,138 and 107,067,457 shares issued and outstanding, 2015 and 2014, respectively	1	1
Additional paid-in capital	1,980	1,952
Retained earnings (deficit)	(444)	58
Accumulated other comprehensive loss	(134)	(45)
Total stockholders' equity	1,403	1,966
Total liabilities and stockholders' equity	$1,832	$2,596

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$3,010	$4,105	$4,296
Operating expenses:
Cost of products	2,508	3,286	3,499
Warehousing, selling and administrative	619	638	573
Impairment of goodwill	393	—	—
Operating profit (loss)	(510)	181	224
Other expense	(8)	(3)	(2)
Income (loss) before income taxes	(518)	178	222
Income tax provision (benefit)	(16)	62	75
Net income (loss)	$(502)	$116	$147
Earnings (loss) per share:
Basic earnings (loss) per common share	$(4.68)	$1.07	$1.37
Diluted earnings (loss) per common share	$(4.68)	$1.06	$1.37
Weighted-average common shares outstanding, basic	107	107	107
Weighted-average common shares outstanding, diluted	107	108	107

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(502)	$116	$147
Other comprehensive loss:
Foreign currency translation adjustments	(89)	(45)	(18)
Comprehensive income (loss)	$(591)	$71	$129

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(502)	$116	$147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38	21	17
Deferred income taxes	(6)	7	3
Stock-based compensation	27	18	6
Gain on disposal of property, plant and equipment	(3)	(6)	—
Provision for doubtful accounts	27	4	9
Provision for inventory	54	8	5
Impairment of goodwill	393	—	—
Other, net	(4)	6	(2)
Change in operating assets and liabilities, net of acquisitions:
Receivables	414	(200)	23
Inventories	258	(116)	158
Prepaid and other current assets	12	(1)	(11)
Accounts payable and accrued liabilities	(367)	261	(9)
Income taxes payable (receivable)	(18)	(6)	(6)
Other assets / liabilities, net	1	(4)	(23)
Net cash provided by operating activities	324	108	317
Cash flows from investing activities:
Purchases of property, plant and equipment	(11)	(39)	(55)
Business acquisitions, net of cash acquired	(515)	(36)	—
Proceeds from disposition of property, plant and equipment	3
Other, net	—	8	1
Net cash used in investing activities	(523)	(67)	(54)
Cash flows from financing activities:
Net contributions from (distributions to) National Oilwell Varco, Inc.	—	67	(298)
Borrowing under the revolving credit facility	435	—	—
Repayments under the revolving credit facility	(327)	—	—
Other	(2)	(1)	(1)
Net cash provided by (used in) financing activities	106	66	(299)
Effect of exchange rates on cash and cash equivalents	(12)	(13)	(1)
Net change in cash and cash equivalents	(105)	94	(37)
Cash and cash equivalents, beginning of period	195	101	138
Cash and cash equivalents, end of period	$90	$195	$101
Supplemental disclosures of cash flow information:
Income taxes paid, net	$10	$65	$73
Interest paid	$2	$—	$—
Non-cash investing and financing activities:
Contributed property, plant and equipment, net	$—	$4	$—
Accrued purchases of property, plant and equipment	$—	$1	$—

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock
		Additional	Retained	NOV	Accum. Other	Total
	Par	Paid-In	earnings	Net	Comprehensive	Stockholders’
	Value	Capital	(deficit)	Investment	income (loss)	Equity
January 1, 2013	—	—	—	1,953	18	1,971
Net income	—	—	—	147	—	147
Other comprehensive loss	—	—	—	—	(18)	(18)
Contributions from (distributions to) NOV	—	—	—	(298)	—	(298)
December 31, 2013	—	—	—	1,802	—	1,802
Net income	—	—	58	58	—	116
Net transfers from NOV	—	—	—	75	—	75
Stock-based compensation	—	13	—	5	—	18
Reclassification of NOV net investment to additional paid-in capital	—	1,940	—	(1,940)	—	—
Issuance of common stock at Separation	1	(1)	—	—	—	—
Other comprehensive loss	—	—	—	—	(45)	(45)
December 31, 2014	$1	$1,952	$58	$—	$(45)	$1,966
Net loss	—	—	(502)	—	—	(502)
Adjustment to income tax from spin-off	—	3	—	—	—	3
Stock-based compensation	—	27	—	—	—	27
Payments related to taxes withheld on stock-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	(89)	(89)
December 31, 2015	$1	$1,980	$(444)	$—	$(134)	$1,403

Shares of Common Stock (in thousands)
January 1, 2014	—
Issuance of common stock at Separation, May 30, 2014	107,053
Issuance of common stock for exercise of options	14
December 31, 2014	107,067
Issuance of common stock for exercise of options and vesting awards	152
December 31, 2015	107,219

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•

The Company’s consolidated statement of operations for the year ended December 31, 2014 consists of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1 through May 30.

•	The Company’s consolidated balance sheet as of December 31, 2015 and December 31, 2014 are presented on a consolidated basis.
•

The Company’s consolidated statement of cash flows for the year ended December 31, 2014 consists of the consolidated results of NOW for the period from May 31 through December 31 and the combined results of NOW for the period from January 1 through May 30.

The Company’s historical financial statements prior to May 31, 2014 were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly-owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. Actual costs that would have been incurred, if NOW had been a stand-alone public company, would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

The consolidated financial statements include certain assets and liabilities that have historically been held by NOV but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by NOV are not specifically identifiable to NOW and therefore were not allocated to it for any of the periods presented prior to the Spin-Off. Cash and cash equivalents in the Company’s consolidated balance sheets primarily represent cash held locally by entities included in its consolidated financial statements. Transfers of cash prior to the Spin-Off to and from NOV’s cash management system are reflected as a component of additional paid-in capital on the consolidated balance sheets.

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

The Company combined operating and warehousing costs with selling, general and administrative expenses in its consolidated statements of operations beginning with its March 31, 2015 Form 10-Q. These costs are now presented within “Warehousing, selling and administrative” expense for all periods presented. Operating and warehousing costs totaled $400 million and $425 million for the years ended December 31, 2015 and 2014, respectively.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported operating profit (loss), income (loss) before income taxes or net income (loss).

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. Early application is not permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The amendments in this ASU were originally set up to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. Early application is permitted as early as the original effective date. The Company is currently assessing the impact of ASU No. 2014-09 on its financial position and results of operations.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under ASU 2015-16, adjustments to the provisional amounts recognized in a business combination that are identified during the measurement period will be recognized in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes calculated as if the accounting had been completed as of the acquisition date must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. For public entities, ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early application is permitted and should be applied prospectively. The Company adopted ASU No. 2015-16 in the quarter ended September 30, 2015. The impact of the adoption was immaterial to the Company’s consolidated financial statements. See Note 20 “Acquisitions.”

Effective December 31, 2015, we early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  The ASU requires all deferred tax assets and liabilities, along with any related valuation allowances, to be offset and presented as a single noncurrent amount in a classified balance sheet for each tax-paying component within a tax jurisdiction. See Note 9 “Income Taxes” for additional information.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and Cash Equivalents consist of all highly liquid investments with maturities of three months or less at the date of purchase.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. See Note 13 “Derivative Financial Instruments” for the fair value of derivative financial instruments.

Inventories

Inventories consist of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

The Company evaluates the recoverability of property, plant and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any such impairment charge during the years presented.

The Company conducts impairment testing for goodwill annually in the fourth quarter of its fiscal year and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has four reporting units for this purpose—United States Energy branches, United States Supply Chain locations, Canada and International. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.

The goodwill impairment test is a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit were acquired in a business combination).

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, including discounted cash flow projections.  The Company makes significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates all of which represent unobservable inputs into valuation methodologies and are classified as level 3 inputs under the fair value hierarchy.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of property, plant and equipment and amortizable intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other income. Net foreign currency transaction losses were $3 million, $2 million and $2 million for the years ending December 31, 2015, 2014 and 2013, respectively, and are included in other income (expense) in the accompanying consolidated statements of operations.

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

Warehousing, Selling and Administrative Expenses

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

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more-likely-than-not to be realized.

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to receivables. No single customer represents more than 10% of the Company’s revenue. The Company’s top 20 customers in aggregate represent approximately one-third of the Company’s revenue.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation—Stock Compensation” (“ASC Topic 718”). Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. The Company settles stock option exercises with newly issued shares of stock.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts
Beginning balance	$19	$22	$15
Additions charged to costs and expenses	27	4	9
Charge-offs and other	(8)	(7)	(2)
Ending balance	$38	$19	$22

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2015	2014	2013
Finished goods	$737	$988	$881
Less: inventory reserves	(44)	(39)	(31)
Total	$693	$949	$850
Inventory reserves:
Beginning balance	$39	$31	$32
Additions charged to costs and expenses	54	8	5
Charge-offs and other	(49)	—	(6)
Ending balance	$44	$39	$31

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2015	2014
Information technology assets	1-7 Years	$48	$49
Operating equipment	2-15 Years	84	51
Buildings and land (1)	5-35 Years	98	73
Construction in progress		—	2
Total property, plant and equipment		230	175
Less: accumulated depreciation		(65)	(51)
Property, plant and equipment, net		$165	$124

(1)	Land has an indefinite life.

Depreciation expense was $25 million, $16 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2015	2014
Compensation and other related expenses	$26	$39
Customer credits and prepayments	21	34
Taxes (non income)	18	24
Other	29	28
Total	$94	$125

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2013	$202	$109	$22	$333
Additions	20	—	—	20
Currency translation adjustments and other	(2)	(8)	3	(7)
Balance at December 31, 2014	220	101	25	346
Additions	173	4	99	276
Impairment	(393)	—	—	(393)
Currency translation adjustments and other	—	(17)	(7)	(24)
Balance at December 31, 2015	$—	$88	$117	$205

The Company considered the sustained decline in worldwide oil and gas prices and rig counts, which has impacted the Company’s current results and future outlook as well as the decline in the market value of the Company’s stock, as indicators that the fair value of the Company’s reporting units’ goodwill could have fallen below their carrying value.  As a result, the Company performed a goodwill impairment test as of September 30, 2015, and recognized an estimated impairment of $255 million in U.S. Energy and International reporting units.

During the three months ended December 31, 2015 the Company completed the interim test performed in the three months ended September 30, 2015, and identified additional indicators that the remaining goodwill may have fallen below its carrying amount.  As a result of our valuations, the Company recognized $393 million impairment (U.S. Energy and U.S. Supply Chain) for the year ended December 31, 2015, an incremental loss of $138 million for the three months ended December 31, 2015. The international reporting unit showed impairment indicators during the step 1 goodwill impairment calculation.  However, no impairment was recognized as a result of our step 2 analysis. The Company recorded a valuation allowance against the full value of its deferred tax assets in the United States, therefore, no tax benefit was reported on its goodwill impairment for the year ended December 31, 2015.  See Note 9 “Income Taxes” for a discussion of the valuation allowance recorded at December 31, 2015. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

8. Intangibles

Identified intangible assets with determinable lives consist primarily of customer relationships, tradenames, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 1-20 years.

The net book values of identified intangible assets by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2013	$50	$2	$16	$68
Additions	10	—	—	10
Amortization	(3)	(1)	(1)	(5)
Balance at December 31, 2014	57	1	15	73
Additions	43	2	58	103
Amortization	(5)	(1)	(7)	(13)
Currency translation adjustments and other	—	—	(2)	(2)
Balance at December 31, 2015	$95	$2	$64	$161

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2013:
Trademarks and Patents	$63	$(6)	$57
Customer relationships	13	(3)	10
Other (covenant not to compete)	4	(3)	1
Total identified intangibles	$80	$(12)	$68
December 31, 2014:
Trademarks and Patents	$61	$(9)	$52
Customer relationships	24	(4)	20
Other (covenant not to compete)	5	(4)	1
Total identified intangibles	$90	$(17)	$73
December 31, 2015:
Trademarks and Patents	$85	$(14)	$71
Customer relationships	103	(12)	91
Other (covenant not to compete)	5	(4)	1
Currency translation adjustments and other	(2)	—	(2)
Total identified intangibles	$191	$(30)	$161

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2016	$17
2017	16
2018	15
2019	15
2020	15

9. Income Taxes

In connection with the Separation, the Company and NOV entered into a Tax Matters Agreement, dated as of May 29, 2014 (the “Tax Matters Agreement”). The Tax Matters Agreement sets forth the Company and NOV’s rights and obligations related to the allocation of federal, state, local and foreign taxes for periods before and after the Spin-Off, as well as taxes attributable to the Spin-Off, and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Matters Agreement, NOV has prepared and filed the consolidated federal income tax return, and any other tax returns that include both NOV and the Company for all the liability periods ended on or prior to May 30, 2014. The income tax provision (benefit) for periods prior to the Separation has been computed as if NOW were a stand-alone company. NOV will indemnify and hold harmless the Company for any income tax liability for periods before the Separation date. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. Settlements of tax payments between NOV and the Company were generally treated as contributions from or distributions to NOV in periods prior to the Separation date.

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$(524)	$101	$161
Foreign	6	77	61
Income (loss) before income taxes	$(518)	$178	$222

The provision (benefit) for income taxes for 2015, 2014 and 2013 consisted of the following (in millions):

	2015	2014	2013
U.S. Federal:
Current	$(14)	$38	$48
Deferred	(2)	3	6
	(16)	41	54
U.S. State:
Current	(1)	4	4
Deferred	—	—	—
	(1)	4	4
Foreign
Current	5	18	20
Deferred	(4)	(1)	(3)
	1	17	17
Income tax provision (benefit)	$(16)	$62	$75

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Income tax provision (benefit) at federal statutory rate	$(181)	$62	$78
Foreign tax rate differential	(1)	(6)	(5)
State income tax provision (benefit), net of federal benefit	(8)	3	3
Nondeductible expenses	3	2	2
Foreign tax credits	(3)	—	(1)
Nondeductible goodwill impairment	42	—	—
Change in valuation allowance	129	—	—
Change in contingency reserve and other	3	1	(2)
Income tax provision (benefit)	$(16)	$62	$75

Effective tax rate	3.0%	34.9%	33.8%

In 2015, the effective tax rate was impacted by nondeductible goodwill impairments and a valuation allowance recorded against the Company’s deferred tax assets in the United States.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Deferred tax assets:
Allowances and operating liabilities	$9	$2	$12
Net operating loss carryforwards	13	1	1
Foreign tax credit carryforwards	3	—	—
Book over tax depreciation	—	—	2
Trade credit	4	4	1
Allowance for doubtful accounts	12	3	2
Inventory reserve	11	9	11
Stock-based compensation	19	12	5
Intangible assets	56	—	—
Other	1	3	2
Total deferred tax assets	128	34	36
Deferred tax liabilities:
Tax over book depreciation	(6)	(2)	(2)
Intangible assets	—	(18)	(14)
Total deferred tax liabilities	(6)	(20)	(16)

Net deferred tax assets before valuation allowance	122	14	20
Valuation allowance	(129)	—	—
Net deferred tax assets (liability)	$(7)	$14	$20

We record a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Based upon the significant level of recent U.S. losses, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of the deferred tax assets and accordingly recognized a valuation allowance for the year ended December 31, 2015. The change during the year in the valuation allowance was $129 million, all of which relates to 2015.

Effective December 31, 2015, we early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This ASU requires all deferred tax assets and liabilities to be reported as noncurrent.  Noncurrent assets and liabilities include deferred taxes of $4 million and $11 million, respectively, at December 31, 2015.  Current assets, noncurrent assets, current liabilities and noncurrent liabilities included deferred taxes of $22 million, $2 million, $0 million and $10 million, respectively, at December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Unrecognized tax benefit at January 1	$—	$—	$2
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	1	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	(2)
Unrecognized tax benefit at December 31	$1	$—	$—

The balance of unrecognized tax benefits at December 31, 2015 and 2014 was $1 million and $0 million, respectively. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2015 was an increase of $1 million of unrecognized tax benefits associated with uncertain income tax positions. These unrecognized tax benefits are included as a reduction to deferred tax assets in the Consolidated Balance Sheet at December 31, 2015. If the $1 million of unrecognized tax benefits accrued at December 31, 2015 are ultimately realized, $1 million would be recorded as a reduction of income tax expense.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2015, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions. At December 31, 2015, the Company has not accrued any interest and penalties relating to unrecognized tax benefits.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2011 and outside the U.S. for the tax years ending after 2009. The Company is indemnified for any income tax expense exposures related to periods prior to the Separation.

In the United States, the Company has $30 million and $0 million of net operating loss carryforwards as of December 31, 2015 and December 31, 2014, which will expire in 2035.  The potential benefit of $11 million has been reduced by an $11 million valuation allowance.  Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses.  In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses.

Outside the United States, the Company has $7 million and $4 million of net operating loss carryforwards as of December 31, 2015 and December 31, 2014, of which $5 million have no expiration and $2 million will expire in future years through 2025.

Also in the United States, the Company has $3 million and $0 million of excess foreign tax credits as of December 31, 2015 and December 31, 2014.  The potential benefit of $3 million has been reduced by a $3 million valuation allowance.  In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the amount of undistributed earnings of foreign subsidiaries was approximately $180 million. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. These earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Because of the number of tax jurisdictions in which the Company operates, its effective tax rate can fluctuate as operations and the local country tax rates fluctuate. The Company is also subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company’s future tax provision will reflect any favorable or unfavorable adjustments to its estimated tax liabilities when resolved. The Company is unable to predict the outcome of these matters. However, the Company believes that none of these matters will have a material adverse effect on the results of operations or financial position of the Company.

10. Debt

On April 18, 2014, the Company entered into a five-year senior unsecured revolving credit facility with a syndicate of lenders, including Wells Fargo Bank, National Association, as the administrative agent. The credit facility became available to the Company on June 2, 2014 as a result of the satisfaction of customary conditions, including the consummation of the Separation. The credit facility is for an aggregate principal amount of up to $750 million with sub-facilities for standby letters of credit and swingline loans, each with a sublimit of $150 million and $50 million, respectively. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. Borrowings under the credit facility will bear interest at a base rate (as defined in the credit agreement) plus an applicable interest margin based on the Company’s capitalization ratio. The base rate is calculated as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (b) the prime commercial lending rate of the administrative agent, as established from time to time at its principal U.S. office, and (c) the Daily One-Month LIBOR (as defined in the credit agreement) plus 1%. The Company also has the option for its borrowings under the credit facility to bear interest based on LIBOR (as defined in the credit agreement). The credit facility is unsecured and guaranteed by the Company’s domestic subsidiaries. The credit agreement also provides for customary fees, including administrative agent fees, commitment fees, fees in respect of letters of credit and other fees. The annual commitment fee ranges from 25 to 35 basis points of the unused portion of the credit facility. The line of credit expires in April 2019, unless extended. As of December 31, 2015, the Company had borrowed $108 million against its senior unsecured revolving credit facility. The Company was not obligated to pay back the borrowing against the senior unsecured revolving credit facility until the expiration date of April 18, 2019.

The credit facility contained usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants consisting of (a) a maximum capitalization ratio (as defined in the credit agreement) of 50% and (b) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 3:1.

On January 20, 2016, the Company entered into an amendment (the “Amendment”) to its credit facility dated as of April 18, 2014 (the “Credit Agreement”). The Amendment, among other things, (i) suspends, until the Company elects otherwise, the Credit Agreement’s minimum interest coverage ratio effective as of December 30, 2015, (ii) adds a minimum asset coverage ratio (as defined in the Credit Agreement), which requires that the ratio of the value of the Company’s eligible assets to the amount of its outstanding obligations under the Credit Agreement is no less than 1.50 to 1.00, (iii) reduces the maximum capitalization ratio (as defined in the Credit Agreement) from 50% to 45%, and (iv) increases the applicable interest margin on current borrowings by 75 basis points and the current commitment fee by 5 basis points. In connection with the Amendment, the Company also entered into a Security Agreement dated as of January 20, 2016 (the “Security Agreement”) pursuant to which it granted the lenders under the Credit Agreement customary security interests in substantially all of the Company’s U.S. assets and in approximately 65% of the equity interests of the Company’s first-tier foreign subsidiaries. Based on the amendment, the Company was in compliance with all financial covenants in the credit facility as of December 31, 2015.

Total commitments under the amended credit facility remain at $750 million (provided that borrowings above 75% of such commitments are conditioned upon compliance with a minimum fixed charge ratio (as defined in the Credit Agreement)). The amended credit facility continues to include the $250 million accordion feature and still expires in April 2019.

11. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At December 31, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $25 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss at December 31, 2015. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

In connection with one of the Company’s acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones through February 2018. As of December 31, 2015, the estimated fair value of the contingent consideration of less than $1 million was recorded in other long-term liabilities in the accompanying consolidated balance sheet. The change in estimated fair value of the contingent consideration was recorded in warehousing, selling and administrative in the accompanying consolidated statements of operations.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of December 31, 2015, these credit arrangements totaled approximately $83 million, of which the Company was contingently liable for approximately $9 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2029. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $51 million, $61 million and $70 million in 2015, 2014 and 2013, respectively.

In connection with the acquisitions, the Company entered into leases with former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. The aggregated rental expense was approximately $2 million for the year ended December 31, 2015. Total future commitments related to these operating leases is approximately $19 million through 2028.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2015, are payable as follows (in millions):

2016	$38
2017	28
2018	19
2019	12
2020	10
Thereafter	22
Total future lease commitments	$129

12. Related Party Transactions and Net Parent Company Investment

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

The Transition Service Agreement provides for transitional services in the areas of information technology, tax, accounting, finance and employee benefits and are initially short-term in nature. The charges under these transition service agreements will be at cost-based rates. For the period from May 31 through September 30, 2014, the net amount of less than $1 million incurred by the Company under this agreement was recognized in warehousing, selling and administrative in the consolidated statements of income. No amounts were reflected in the consolidated statements of income prior to May 31, 2014, as the Transition Service Agreement was not effective prior to the Spin-Off.

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

During 2014 and 2013, NOW Inc. was allocated $6 million and $9 million, respectively, of general corporate expenses incurred by NOV which was included within warehousing, selling and administrative expenses in the consolidated statements of income. Allocations from NOV discontinued as of May 30, 2014.

NOV Net Investment

Prior to the Spin-Off, net contributions from NOV invested equity were included within NOV net investment on the consolidated balance sheets and statements of cash flows.

As a result of the separation and distribution, certain adjustments were made to true-up the differences between the book basis and the tax basis of certain assets and liabilities as well as liabilities assumed by NOV, which resulted in a net $3 million adjustment to current and deferred tax balances with an offsetting reduction to additional paid-in capital during the year ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Net contribution from (distributions to) NOV per the consolidated statements of stockholders’ equity	$3	$138	$(151)
Non-cash adjustments:
Stock-based compensation	—	(5)	—
Net transfer of assets and liabilities from NOV	—	(8)	—
Adjustment to income tax from spin-off	(3)	—	—
Less: Net income (loss) attributable to NOV net investment prior to the Spin-off	—	(58)	(147)
Net contributions from (distributions to) NOV per the consolidated statements of cash flows	—	$67	$(298)

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. The Company has entered into certain financial derivative instruments to manage this risk.

The derivative financial instruments the Company has entered into are forward exchange contracts which have terms of less than a year to economically hedge foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to economically hedge the Company’s risk from changes in the fair value of non-functional currency denominated monetary accounts.

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At December 31, 2015, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $3 million and is included in other current assets in the accompanying Consolidated Balance Sheets; a liability of less than $2 million and is included in other current liabilities in the accompanying Consolidated Balance Sheets; and the gain of less than $1 million is included in other income (expense) in the accompanying Consolidated Statements of Operations. The notional principal associated with those contracts was $187 million as of December 31, 2015.

At December 31, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation
Adjustments
Balance at December 31, 2014	$(45)
Other comprehensive loss	(89)
Balance at December 31, 2015	(134)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment, have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”).

15. Business Segments

The Company has four principal operating segments, which are the (1) United States Energy branches, (2) United States Supply Chain locations, (3) Canada and (4) International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability through new technology, new products or new customer accounts; confidence in management; and competitive landscape and intensity.

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

Canada

The Company has a network of approximately 60 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in over 20 countries and serves the needs of its international customers from approximately 40 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2015
Revenue	$2,027	$378	$605	$3,010
Operating profit (loss)	(515)	(1)	6	(510)
Impairment of goodwill	(393)	—	—	(393)
Depreciation and amortization	26	3	9	38
Long-lived assets:
Property, plant and equipment, net	119	16	30	165
Goodwill	—	88	117	205
Intangibles, net	95	2	64	161
Total assets	1,266	300	266	1,832
2014
Revenue	$2,793	$669	$643	$4,105
Operating profit	89	47	45	181
Depreciation and amortization	16	3	2	21
Long-lived assets:
Property, plant and equipment, net	101	20	3	124
Goodwill	220	101	25	346
Intangibles, net	58	1	14	73
Total assets	1,733	500	363	2,596
2013
Revenue	$2,863	$773	$660	$4,296
Operating profit	134	47	43	224
Depreciation and amortization	11	3	3	17
Long-lived assets:
Property, plant and equipment, net	86	13	3	102
Goodwill	202	109	22	333
Intangibles, net	50	2	16	68
Total assets	1,582	411	190	2,183

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2015	2014	2013
Product Category
Drilling and production	$632	$991	$987
Pipe	509	723	845
Valves	538	801	839
Fittings and flanges	448	667	664
Mill tool, MRO, safety and other	883	923	961
Total	$3,010	$4,105	$4,296

16. Earnings (Loss) Per Share (“EPS”)

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

For the year ended December 31, 2015, a total of approximately 6 million potentially dilutive shares, consisting of approximately 4 million stock options, approximately 2 million restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and less than 1 million performance share awards (“PSAs”) were excluded from the computation of diluted earnings (loss) per share due to the Company recognizing a net loss for the period. For the year ended December 31, 2014, a total of approximately 3 million potentially dilutive shares, consisting of approximately 2 million stock options and approximately 1 million restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect. See Note 17 “Stock-based Compensation and Outstanding Awards” for a description of the terms and conditions of these securities.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Year Ended December 31,
(In millions, except share data)	2015	2014	2013
Numerator for basic and diluted net income (loss) per share attributable to the Company's stockholders:
Net income (loss) attributable to the Company	$(502)	$116	$147
Less: net income attributable to nonvested shares(1)	—	(1)	—
Net income (loss) attributable to the Company's stockholders	$(502)	$115	$147
Denominator for basic earnings (loss) per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,173,972	107,058,843	107,053,031
Effect of dilutive securities: Dilutive effect of stock based compensation	—	497,301	415,837
Denominator for diluted earnings (loss) per share attributable to the Company's stockholders:	107,173,972	107,556,144	107,468,868
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(4.68)	$1.07	$1.37
Diluted	$(4.68)	$1.06	$1.37

(1)

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to the Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation.

17. Stock-based Compensation and Outstanding Awards

Prior to the Spin-Off, the Company participated in NOV’s stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “NOV Plan”) and the Company’s employees were issued NOV equity awards. Under the NOV Plan, the Company’s employees were granted stock options, RSUs, PSAs and/or RSAs. In connection with the Spin-Off, the Company established the NOW Inc. Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the Company’s board of directors and approved by NOV, as the Company’s sole stockholder, on May 1, 2014. Under the terms of the Plan, 16 million shares of Company common stock were authorized for grant and the Company’s employees are eligible to be granted stock options, RSAs, RSUs and PSAs. As a result of the Spin-Off, stock-based compensation awards granted under the NOV Plan and held by Company employees as of May 30, 2014, were adjusted or substituted as follows:

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

The determination of fair value of share-based payment awards on the date of grant using option-pricing models is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term.

Stock-based compensation expense recognized in the years ended December 31, 2015, 2014 and 2013 totaled $27 million, $18 million and $6 million, respectively.

As of December 31, 2015, the Company has granted stock options, RSAs, RSUs and PSAs to its employees which are described in more detail below.

Stock Options

The goal of the stock option program is to provide a compensation program that is competitive within the industry while directly linking a significant portion of the employee’s compensation to the enhancement of stockholder value. The ultimate value of any stock option is based solely on the increase in value of the shares of the Company’s common stock over the grant price. Accordingly, stock options have value only if the Company’s stock price appreciates from the date of grant. Additionally, the option holder must remain employed during the period required for the option to “vest”, thus providing an incentive for an option holder to remain employed by the Company. This at-risk component of compensation focuses executives on the creation of stockholder value over the long-term and is therefore inherently performance-based compensation.

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have either a 7-year or a 10-year contractual term and vest over a 3-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The grant-date fair value of stock options is determined using the Black-Scholes framework. Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

For the stock options granted in 2015, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock, and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term.

For the stock options granted in 2014 and 2013, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on NOV’s actual volatility for traded options for the past 10 years prior to grant date. The risk-free rate was based on observed interest rates appropriate for the term of the employee stock options. The expected dividends were based on NOV’s history and expectation of dividend payouts. The expected term was based on NOV’s actual employee exercise activity for the past ten years.

	Year Ended December 31,
	2015	2014	2013
Valuation Assumptions:
Expected volatility	41.2%	50.0%	50.1%
Risk-free interest rate	1.4%	0.9%	0.9%
Expected dividends (per share)	$—	$0.75	$0.75
Expected term (in years)	4.5	3.4	3.4

A summary of stock option activity under the Plan as of December 31, 2015, and changes from December 31, 2014 through December 31, 2015 are presented below:

Stock Options(1)	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2014	3,530,635	$30.86
Granted	534,929	22.44	$8.06
Forfeited	(60,586)	29.51
Exercised or settled	(15,077)	13.98
Expired or canceled	—	—
Outstanding as of December 31, 2015	3,989,901	$29.81	$—	$—
Exercisable at December 31, 2015	2,437,226	$31.04	$—	$—

(1)	All stock option awards presented in this table are for NOW stock only.

The weighted-average remaining contractual terms of outstanding options and exercisable options at December 31, 2015, were 6.6 years and 6.2 years, respectively. The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014 was less than $1 million. As of December 31, 2015, unrecognized compensation cost related to stock option awards was $8 million, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Awards and Restricted Stock Units

The goal of time-based restricted stock grants is to serve as a key retention tool for the Company to retain its executives and key employees. Restricted stock will have value to the executive even if the Company’s stock price falls below the price on the date of grant, provided that the executive remain employed during the period required for the award to “vest.”

Restricted stock generally cliff vests after 1, 3, 4 or 6 years. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s restricted stock agreements provide for full vesting of restricted stock in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

A summary of the status of the Company’s nonvested shares of RSAs and RSUs as of December 31, 2015, and changes for the period from December 31, 2014 through December 31, 2015 are presented below:

RSAs / RSUs(1)	Shares	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2014	2,443,126	$30.24
Granted	157,538	22.59
Vested(2)	(199,813)	35.20
Forfeited	(16,400)	31.09
Expired or canceled	—	—
Nonvested as of December 31, 2015	2,384,451	$29.31

(1)	All RSUs and RSAs presented in this table are for NOW stock only.
(2)	63,209 shares withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $22.59 and $29.02 for RSA and RSU granted during the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, unrecognized compensation cost related to RSAs and RSUs was $43 million, which is expected to be recognized over a weighted average period of 3.2 years. The total vest-date fair value of shares vested during the year ended December 31, 2015 and for the period from May 30, 2014 through December 31, 2014 was $4 million and $0, respectively.

Performance Stock Awards

The goal of the performance-based share award program is to provide a compensation program that is also competitive within the industry while directly linking a significant portion of the executive’s compensation to the financial performance of the Company. The performance-based share awards received by the executives have value only if the Company’s designated financial performance objectives are met and exceeded. Additionally, the holder must also remain employed during the period required for the award to “vest”, thus providing an additional incentive for the award holder to remain employed by the Company. This at-risk component of compensation focuses executives on achieving strong financial performance for the Company over the long-term.

Performance stock awards generally have a 3-year vesting period from the grant date and vest at the end of the vesting period. The grant-date fair value of market-condition performance stock grants is determined using a Monte Carlo simulation probabilistic model. The grant-date fair value of performance-condition performance stock grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s performance award agreements provide for full vesting of performance awards in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

For the year ended December 31, 2015, the Company granted PSAs to senior management employees with potential payouts varying from zero to 146,486 shares. The PSAs were granted on February 24, 2015 and can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric (market-condition), (ii) one-third of the PSAs have an EBITDA metric (performance-condition), and (iii) one-third of the PSAs have a Working Capital (WC) metric (performance-condition).

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

A summary of the status of the Company’s nonvested shares of PSAs as of December 31, 2015, and changes for the period from December 31, 2014 through December 31, 2015 are presented below:

PSAs	Shares	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2014	—	$—
Granted	73,243	24.34
Vested	—	—
Forfeited	—	—
Expired or canceled	—	—
Nonvested as of December 31, 2015	73,243	$24.34

As of December 31, 2015, unrecognized compensation cost related to PSAs was $1 million, which is expected to be recognized over a weighted average period of 2.2 years.

18. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Revenue	$863	$750	$753	$644
Operating expenses
Cost of products	708	626	636	538
Warehousing, selling and administrative	163	151	153	152
Impairment of goodwill	—	—	255	138
Operating loss	(8)	(27)	(291)	(184)
Other expense	(4)	(2)	—	(2)
Loss before income taxes	(12)	(29)	(291)	(186)
Income tax provision (benefit)	(2)	(10)	(67)	63
Net loss	$(10)	$(19)	$(224)	$(249)
Loss per share:
Basic loss per common share	$(0.09)	$(0.18)	$(2.09)	$(2.33)
Diluted loss per common share	$(0.09)	$(0.18)	$(2.09)	$(2.33)
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	107	107	107
Year ended December 31, 2014
Revenue	$1,077	$952	$1,070	$1,006
Operating expenses
Cost of products	869	759	857	801
Warehousing, selling and administrative	146	150	163	179
Impairment of goodwill	—	—	—	—
Operating profit	62	43	50	26
Other expense	—	—	(1)	(2)
Income before income taxes	62	43	49	24
Income tax provision	21	16	17	8
Net income	$41	$27	$32	$16
Earnings per share
Basic earnings per common share	$0.38	$0.25	$0.30	$0.15
Diluted earnings per common share	$0.38	$0.25	$0.30	$0.14
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	108	108	108

19. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2015 the Company had approximately 5,000 employees, of which approximately 300 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2015, 2014 and 2013, employer contributions for defined-contribution plans were $14 million, $13 million, and $14 million, respectively, and all funding is current.

Defined Benefit Pension Plans

The company sponsors two defined benefit plans in the UK which are frozen.  The second defined benefit plan was acquired from the John MacLean & Sons Electrical acquisition in March 2015.

Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million each year for the years ended December 31, 2015, 2014 and 2013.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2015 and 2014, are as follows (in millions):

	Pension Benefits
At year end	2015	2014
Benefit obligation at beginning of year	$4	$5
Service cost	—	—
Interest cost	1	—
Actuarial loss (gain)	(1)	—
Benefits paid	—	—
Participants contributions	—	—
Exchange rate loss (gain)	—	—
Acquisitions (disposals)	13	—
Currency Impact	(1)	(1)
Benefit obligation at end of year	16	4

Fair value of plan assets at beginning of year	$5	$6
Actual return	(1)	—
Benefits paid	—	—
Company contributions	1	—
Participants contributions	—	—
Exchange rate gain (loss)	—	—
Acquisitions (disposals)	13	—
Currency Impact	—	(1)
Fair value of plan assets at end of year	18	5

Funded status	2	1
Accumulated benefit obligation at end of year	16	4

The net asset is presented within other assets on the Consolidated Balance Sheet.

Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2015	2014
Discount rate:	3.70%	3.90%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate:	3.10% - 3.90%	3.90% - 4.40%	4.40%
Expected return on assets:	2.13% - 5.50%	5.50%	5.50%

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.

Both plans have plan assets in excess of projected benefit obligations.

The Company expects to pay future benefit amounts on its defined benefit plans of less than $1 million for each of the next five years and in the aggregate $3 million for the five years thereafter.

The Company expects to contribute less than $1 million to its pension plans in 2016.

Plan Assets

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014:
Equity securities	$—	$—	$—	$—
Fixed Income Securities	—	—	—	—
Other	5	—	5	—
Total Fair Value Measurements	$5	$—	$5	$—

December 31, 2015:
Equity securities	$10	$10	$—	$—
Fixed Income Securities	3	3	—	—
Other	5	—	5	—
Total Fair Value Measurements	$18	$13	$5	$—

20. Acquisitions

For the year ended December 31, 2015, the Company completed eight acquisitions for an aggregate purchase price consideration of approximately $544 million in cash. These acquisitions primarily expand NOW’s market in Australia, Canada, Mexico, Norway, the Philippines, the United Kingdom and the United States. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of acquisition. In connection with one of the acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones. At the acquisition date, the Company estimated the fair value for contingent consideration to be approximately $4 million by using a Monte Carlo simulation using level 3 inputs because the fair value was derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. Changes in fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in estimated fair value occurs.

The Company completed its preliminary valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $276 million and intangible assets of $103 million which is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The following table summarizes the adjusted consideration paid for the eight acquisitions and the adjusted amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in millions):

	As of December 31, 2015
Purchase price including contingent consideration		$544
Less: cash acquired		(29)
Net purchase price		515
Fair value of net assets acquired:
Current assets other than cash	181
Property, plant and equipment	59
Trade names (estimated useful lives of 1-20 years)	24
Customer relationships (estimated useful lives of 6-10 years)	79
Current liabilities	(72)
Deferred tax liabilities	(31)
Other non-current liability	(1)
Total fair value of net assets acquired		239
Goodwill (1)		276

(1)

The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefits that the Company believes will result from combining its operations with those of businesses acquired. An immaterial amount of the goodwill recognized is expected to be deductible for income tax purposes.

For the year ended December 31, 2015, the Company recognized $6 million in acquisition-related costs. During the measurement period the aggregated working capital adjustment was approximately $6 million. Actual results included in the consolidated statements of operations for the Company’s acquisitions consist of approximately $341 million revenues and $171 million net loss for the year ended December 31, 2015.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the acquisitions occurred on January 1, 2014. This information is based on historical results of operations, adjusted to give effect to pro forma events that are directly attributable to the acquisitions and factually supportable. Additionally, certain pro forma adjustments have been made to the historical results in order to (i) present them in U.S. dollars; (ii) align accounting periods (iii) conform their statutory income tax rates to those applied by the Company; (iii) reflect the increase of cost of goods sold, depreciation and amortization from the fair value step-up as if the acquisitions had occurred on January 1, 2014.

The pro forma information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions occurred at the beginning of fiscal year 2014 (in millions).

	Year Ended December 31,
	2015	2014
Revenue	$3,255	$4,847
Net income (loss)	$(482)	$131