Form 10-Q
period 2016-06-30
NOW Inc.
filed 2016-08-03
CIK 1599617

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 25, 2016 the registrant had 107,473,952 shares of common stock (excluding 2,089,414 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136	$90
Receivables, net	354	485
Inventories, net	589	693
Prepaid and other current assets	29	24
Total current assets	1,108	1,292
Property, plant and equipment, net	161	165
Deferred income taxes	4	4
Goodwill	334	205
Intangibles, net	201	161
Other assets	6	5
Total assets	$1,814	$1,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205	$211
Accrued liabilities	96	94
Other current liabilities	3	2
Total current liabilities	304	307
Long-term debt	180	108
Deferred income taxes	6	11
Other long-term liabilities	2	3
Total liabilities	492	429
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,473,952 and 107,219,138 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	1,991	1,980
Accumulated deficit	(551)	(444)
Accumulated other comprehensive loss	(119)	(134)
Total stockholders' equity	1,322	1,403
Total liabilities and stockholders' equity	$1,814	$1,832

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$501	$750	$1,049	$1,613
Operating expenses:
Cost of products	418	626	879	1,334
Warehousing, selling and administrative	140	151	292	314
Operating loss	(57)	(27)	(122)	(35)
Other expense	(2)	(2)	(4)	(6)
Loss before income taxes	(59)	(29)	(126)	(41)
Income tax benefit	(15)	(10)	(19)	(12)
Net loss	$(44)	$(19)	$(107)	$(29)
Loss per share:
Basic loss per common share	$(0.40)	$(0.18)	$(0.99)	$(0.27)
Diluted loss per common share	$(0.40)	$(0.18)	$(0.99)	$(0.27)
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	107	107	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(44)	$(19)	$(107)	$(29)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	13	15	(26)
Comprehensive loss	$(52)	$(6)	$(92)	$(55)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(107)	$(29)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25	16
Deferred income taxes	(24)	(15)
Stock-based compensation	12	13
Provision for doubtful accounts	14	15
Provision for inventory	23	11
Other, net	1	6
Change in operating assets and liabilities, net of acquisitions:
Receivables	115	217
Inventories	104	72
Prepaid and other current assets	(6)	—
Accounts payable and accrued liabilities	(26)	(218)
Income taxes receivable, net	25	(6)
Other assets / liabilities, net	(1)	(1)
Net cash provided by operating activities	155	81
Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(6)
Business acquisitions, net of cash acquired	(182)	(223)
Purchases of intangible assets	(7)	—
Other, net	1	—
Net cash used in investing activities	(190)	(229)
Cash flows from financing activities:
Borrowing under the revolving credit facility	194	185
Repayments under the revolving credit facility	(122)	(105)
Other	(4)	(2)
Net cash provided by financing activities	68	78
Effect of exchange rates on cash and cash equivalents	13	(11)
Net change in cash and cash equivalents	46	(81)
Cash and cash equivalents, beginning of period	90	195
Cash and cash equivalents, end of period	$136	$114

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The amendments in this ASU were originally set up to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. Early application is permitted as early as the original effective date. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers in Topic 606: Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value.” ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is currently assessing the impact of ASU 2015-11 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842.  ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

2. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2016	December 31, 2015
Information technology assets	1-7 Years	$49	$48
Operating equipment	2-15 Years	93	84
Buildings and land (1)	5-35 Years	98	98
Construction in progress		1	—
Total property, plant and equipment		241	230
Less: accumulated depreciation		(80)	(65)
Property, plant and equipment, net		$161	$165
(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2016	December 31, 2015
Compensation and other related expenses	$26	$26
Customer credits and prepayments	26	21
Taxes (non income)	13	18
Other	31	29
Total	$96	$94

4. Debt

On January 20, 2016, the Company entered into an amendment (the “Amendment”) to its credit facility dated as of April 18, 2014 (the “Credit Agreement”). The Amendment, among other things, (i) suspends, until the Company elects otherwise, the Credit Agreement’s minimum interest coverage ratio effective as of December 30, 2015, (ii) adds a minimum asset coverage ratio (as defined in the Credit Agreement), which requires that the ratio of the value of the Company’s eligible assets to the amount of its outstanding obligations under the Credit Agreement is no less than 1.50 to 1.00, (iii) reduces the maximum capitalization ratio (as defined in the Credit Agreement) from 50% to 45%, and (iv) increases the applicable interest margin on current borrowings by 75 basis points and the current commitment fee by 5 basis points. In connection with the Amendment, the Company also entered into a Security Agreement dated as of January 20, 2016 (the “Security Agreement”) pursuant to which it granted the lenders under the Credit Agreement customary security interests in substantially all of the Company’s U.S. assets and in approximately 65% of the equity interests of the Company’s first-tier foreign subsidiaries. As of June 30, 2016, the Company was in compliance with all financial covenants in the credit facility.

Total commitments under the amended credit facility remain at $750 million (provided that borrowings above 75% of such commitments are conditioned upon compliance with a minimum fixed charge ratio (as defined in the Credit Agreement)). The amended credit facility continues to include the $250 million accordion feature and still expires on April 18, 2019.

As of June 30, 2016, the Company had borrowed $180 million against its senior secured revolving credit facility. The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019.

5. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2015	$(134)
Other comprehensive gain	15
Balance at June 30, 2016	$(119)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss) in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”).

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$337	$496	$694	$1,097
Canada	55	89	118	205
International	109	165	237	311
Total revenue	$501	$750	$1,049	$1,613
Operating profit (loss):
United States	$(44)	$(23)	$(103)	$(35)
Canada	(8)	(5)	(14)	(2)
International	(5)	1	(5)	2
Total operating profit (loss)	$(57)	$(27)	$(122)	$(35)
Operating profit (loss) % of revenue:
United States	(13.1%)	(4.6%)	(14.8%)	(3.2%)
Canada	(14.5%)	(5.6%)	(11.9%)	(1.0%)
International	(4.6%)	0.6%	(2.1%)	0.6%
Total operating profit (loss) %	(11.4%)	(3.6%)	(11.6%)	(2.2%)

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

The effective tax rate for the three and six months ended June 30, 2016 was 26.3% and 15.1%, compared to 33.9% and 29.7% for the same periods in 2015. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company has adopted the method of recording income taxes on a year-to-date effective tax rate for the six months ended June 30, 2016. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

Effective December 31, 2015, the Company early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”.  This ASU requires all deferred tax assets and liabilities to be reported as noncurrent.

During the second quarter of 2016, the Company acquired Power Service (see Note 13 “Acquisitions”) and recorded a deferred tax liability of $19 million related to basis differences between U.S. GAAP and U.S. Tax associated with the acquisition and step-up to fair value of certain assets, primarily intangible assets.  The step up in basis resulted in higher future taxable temporary differences and a corresponding reduction in the valuation allowance recorded against deferred tax assets in the U.S.  At the Company’s discretion, the Company has the option to make a future election under Internal Revenue Code Section 338(h)(10) to treat the Power Service acquisition as an asset acquisition for U.S. tax purposes.  The Company is continuing to assess market conditions and is working with the former shareholders of Power Service to determine the feasibility of making the election.  If the Company ultimately decides to make the election, its tax basis in the intangibles will be stepped-up to fair value and, as a result, the Company’s deferred tax balance would change.  At that time, the Company will reassess the need for a valuation allowance and reflect the tax implications in any period of change.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada and, to a lesser extent, in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2012 and outside the U.S. for the tax years ending after 2010. The Company is indemnified for any income tax exposures related to the periods prior to the Separation.

8. Loss Per Share (“EPS”)

For the three and six months ended June 30, 2016, 7,412,133 and 7,181,595, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period, compared to 6,566,619 for the corresponding periods of 2015.

Basic and diluted loss per share follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator for basic and diluted net loss per share attributable to the Company's stockholders:
Net loss attributable to the Company	$(44)	$(19)	$(107)	$(29)
Less: net loss attributable to nonvested shares (1)	—	—	—	1
Net loss attributable to the Company's stockholders	$(44)	$(19)	$(107)	$(28)
Denominator for basic loss per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,442,304	107,178,567	107,357,620	107,147,086
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	—	—	—
Denominator for diluted loss per share attributable to the Company's stockholders	107,442,304	107,178,567	107,357,620	107,147,086
Loss per share attributable to the Company's stockholders:
Basic	$(0.40)	$(0.18)	$(0.99)	$(0.27)
Diluted	$(0.40)	$(0.18)	$(0.99)	$(0.27)

(1)

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to the Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses. For periods in which the Company recognizes net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation.

9. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock awards (“PSAs”).

For the six months ended on June 30, 2016, the Company granted 952,200 stock options with a weighted average fair value of $5.23 per share and 285,446 shares of RSAs and RSUs with a weighted average fair value of $14.53 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 318,722 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the first and the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $6 million and $12 million for the three and six months ended June 30, 2016, respectively, and $6 million and $13 million for the same periods in 2015, respectively.

10. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of June 30, 2016, the Company has recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable, but are reasonably possible. The total potential loss on these matters cannot be determined; however, in the Company’s opinion, any ultimate liability, to the extent not otherwise recorded or accrued for, will not materially affect the Company’s financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $18 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of June 30, 2016. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

In connection with one of the Company’s acquisitions in 2015, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones through February 2018. As of June 30, 2016, the estimated fair value of the contingent consideration of less than $1 million is included in other long-term liabilities.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of June 30, 2016, these credit arrangements totaled approximately $51 million, of which the Company was contingently liable for approximately $11 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date.  As of June 30, 2016 and December 31, 2015, the fair value of the Company’s foreign currency forward contracts totaled an asset of $6 million and less than $3 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets and a liability of less than $1 million and less than $2 million, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

For the three and six month periods ended June 30, 2016, the Company recorded gains of approximately $6 million and $5 million, respectively, related to the changes in fair value. For the three and six month periods ended June 30, 2015, the Company recorded losses of approximately $5 million and $6 million, respectively, related to changes in fair value. All gains and losses recorded are included in other income in the accompanying consolidated statements of operations. The notional principal associated with those contracts as of June 30, 2016 and December 31, 2015 was $87 million and $187 million, respectively.

As of June 30, 2016, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisitions

On June 1, 2016, the Company acquired Power Service, Inc., Industrial Tool & Repair, Inc. and Power Transportation LLC (collectively, “Power Service”) for a purchase price consideration of $176 million. The purchase price was comprised of $182 million of cash paid and $6 million of working capital adjustments. Power Service is known as a premier one-stop shop for modularized well hook-ups. This acquisition primarily expands NOW’s market in the Western United States. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the applicable acquisition date of the acquired net assets and recognized goodwill of $130 million and intangible assets of $46 million which is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

With the completion of the Power Service acquisition and the related changes in the management structure, the Company established a new reporting unit, U.S. Process Solutions, under the United States reportable segment.  The U.S. Process Solutions reporting unit primarily consists of the Power Service business and the Odessa Pumps business (formerly a U.S. Energy component with zero goodwill value). The U.S. Process Solutions reporting unit has a goodwill balance of $130 million, as a result of the fair value measurement of the net assets acquired in the Power Service acquisition. A qualitative assessment of the carrying value of goodwill was performed, which included evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others.  The Company concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount.

The Purchase Agreement with Power Service contains non-compete agreements with certain employees. The Company identified these agreements as a separate transaction and recognized a non-compete intangible asset of $7 million with a 2-year life. Amortization expense recognized for the six months ended June 30, 2016 was less than $1 million.

The Company has not presented supplemental pro forma information because the acquired operations would not have materially impacted the Company’s consolidated operating results.

Following is the purchase price allocation detail (in millions):

	As of June 30, 2016
Net purchase price		176
Fair value of net assets acquired:
Current assets other than cash	26
Property, plant and equipment	12
Trade names (estimated useful lives of 20 years)	21
Customer relationships (estimated useful lives of 10 years)	25
Current liabilities	(19)
Deferred tax liabilities, net	(19)
Total fair value of net assets acquired		46
Goodwill (1)		$130
(1)

The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefits that the Company believes will result from combining its operations with those of businesses acquired. An immaterial amount of the goodwill recognized is expected to be deductible for income tax purposes.

In connection with the acquisition, the Company entered into leases with the former owner primarily for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at our option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense attributable to the related party was less than $1 million for the three months and six months ended June 30, 2016.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of over 300 locations and approximately 4,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is required throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, utilities and industrial manufacturing operations. The industrial distribution portion of our business targets a diverse range of end markets, including manufacturing, engineering and construction and refineries. We also provide supply chain management to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

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

We support major land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield and expansion upstream capital projects, midstream infrastructure, turnkey tank battery solutions and MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, power generation and industrial manufacturing operations and customer on-site locations.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, Colombia, Kazakhstan, Mexico, Netherlands, Norway, Philippines, Russia, Singapore, United Arab Emirates, the United Kingdom and the United States.

On June 1, 2016 the Company completed its acquisition of Power Service, a distributor of original equipment manufacturer parts including pumps, generator sets, air compressors and blowers and a fabricator of custom lease automatic custody transfer (LACT) units, vapor recovery units, ASME code vessels and water production skids serving the upstream, midstream and downstream oil and gas markets. With this acquisition, the Company has a larger presence in the turnkey tank battery solutions market in the United States.

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

We also have extensive one-stop shop specialty operations in the U.S. that provide our customers a unique opportunity to purchase artificial lift, pumps, valves and valve actuation, LACT units, measurement and controls and fluid transfer products which enables them to better focus on their core business. In these businesses, we provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production of oil and gas and industrial manufacturing processes.

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 40 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in the U.S., Canada and international markets.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2016 and 2015 and the first quarter of 2016 include the following:

			%		%
			2Q16 v		2Q16 v
	2Q16*	2Q15*	2Q15	1Q16*	1Q16
Active Drilling Rigs:
U.S.	421	909	(53.7%)	555	(24.1%)
Canada	49	100	(51.0%)	164	(70.1%)
International	943	1,169	(19.3%)	1,016	(7.2%)
Worldwide	1,413	2,178	(35.1%)	1,735	(18.6%)

West Texas Intermediate Crude Prices (per barrel)	$45.41	$57.85	(21.5%)	$33.18	36.9%
Natural Gas Prices ($/MMBtu)	$2.14	$2.75	(22.2%)	$2.00	7.0%
Hot-Rolled Coil Prices (steel) ($/short ton)	$552.24	$461.43	19.7%	$399.89	38.1%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2016, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count declined 18.6% (from 1,735 rigs to 1,413 rigs) and the U.S. declined 24.1% (from 555 rigs to 421 rigs) in the second quarter of 2016 compared to the first quarter of 2016. The average price per barrel of West Texas Intermediate Crude increased 36.9% (from $33.18 per barrel to $45.41 per barrel) and natural gas prices increased 7.0% (from $2.00 per MMBtu to $2.14 per MMBtu) in the second quarter of 2016 compared to the first quarter of 2016. The average price per short ton of Hot-Rolled Coil increased 38.1% (from $399.89 per short ton to $552.24 per short ton) in the second quarter of 2016 compared to the first quarter of 2016.

U.S. rig count at July 15, 2016 was 447 rigs, up 26 rigs compared to the second quarter average of 421 rigs. The price for West Texas Intermediate Crude was $45.93 per barrel at July 15, 2016, up 1.1% from the second quarter average. The price for natural gas was $2.70 per MMBtu at July 15, 2016, up 26.2% from the second quarter average. The price for Hot-Rolled Coil was $628.69 per short ton at July 11, 2016, up 13.8% from the second quarter average.

Executive Summary

For the three and six months ended June 30, 2016, the Company generated a net loss of $44 million and a net loss of $107 million, respectively, on $501 million and $1,049 million in revenue, respectively. Revenue decreased $249 million or 33.2%, and decreased $564 million or 35.0%, for the three and six months ended June 30, 2016, respectively, when compared to the corresponding periods of 2015. For the three and six months ended June 30, 2016, net loss increased $25 million and increased $78 million, respectively, when compared to the corresponding periods of 2015.

For the three and six months ended June 30, 2016, the Company generated an operating loss of $57 million or negative 11.4% of revenue, and an operating loss of $122 million or negative 11.6% of revenue, compared to an operating loss of $27 million or negative 3.6% of revenue, and an operating loss of $35 million or negative 2.2% of revenue, respectively, for the corresponding periods of 2015.

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

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$337	$496	$694	$1,097
Canada	55	89	118	205
International	109	165	237	311
Total revenue	$501	$750	$1,049	$1,613
Operating profit (loss):
United States	$(44)	$(23)	$(103)	$(35)
Canada	(8)	(5)	(14)	(2)
International	(5)	1	(5)	2
Total operating profit (loss)	$(57)	$(27)	$(122)	$(35)
Operating profit (loss) % of revenue:
United States	(13.1%)	(4.6%)	(14.8%)	(3.2%)
Canada	(14.5%)	(5.6%)	(11.9%)	(1.0%)
International	(4.6%)	0.6%	(2.1%)	0.6%
Total operating profit (loss) %	(11.4%)	(3.6%)	(11.6%)	(2.2%)

United States

For the three and six months ended June 30, 2016, revenue was $337 million and $694 million, respectively, a decline of $159 million or 32.1% and a decline of $403 million or 36.7%, respectively, when compared to the corresponding periods of 2015. These decreases were primarily driven by a 54% decline year over year in U.S. rig count, offset by incremental revenue gains of approximately $46 million and $88 million, respectively, from acquisitions in the periods.

For the three and six months ended June 30, 2016, the U.S. generated an operating loss of $44 million or negative 13.1% of revenue and loss of $103 million or negative 14.8% of revenue, respectively, an increase of $21 million and an increase of $68 million, respectively, when compared to the corresponding periods of 2015. For the three and six months ended June 30, 2016, U.S. operating losses increased due to lower volumes.

Canada

For the three and six months ended June 30, 2016, revenue was $55 million and $118 million, respectively, a decline of $34 million or 38.2%, and a decline of $87 million or 42.4%, respectively, when compared to the corresponding periods of 2015. These decreases were in line with the declines in Canadian rig counts coupled with the impacts of the strengthening of the U.S. dollar.

For the three and six months ended June 30, 2016, Canada generated an operating loss of $8 million or negative 14.5% of revenue and an operating loss of $14 million or negative 11.9% of revenue, respectively, an increase of $3 million and an increase of $12 million, respectively, when compared to the corresponding periods of 2015. Operating losses increased in the periods primarily due to the decline in revenue discussed above, offset by expense reductions realized in the periods.

International

For the three and six months ended June 30, 2016, revenue was $109 million and $237 million, respectively, a decline of $56 million or 33.9% and a decline of $74 million or 23.8%, respectively, when compared to the corresponding periods of 2015. These decreases were a result of an overall decline in international drilling activity and reduced customer spend. For the six months ended June 30, 2016, revenue decline was offset by incremental revenue gains from acquisitions of approximately $20 million.

For the three and six months ended June 30, 2016, the international segment generated an operating loss of $5 million or negative 4.6% of revenue and an operating loss of $5 million or negative 2.1% of revenue, respectively, a decline of $6 million and a decline of $7 million, respectively, when compared to the corresponding periods of 2015. These decreases were primarily attributable to revenue declines.

Cost of products

For the three and six months ended June 30, 2016, cost of products was $418 million and $879 million, respectively compared to $626 million and $1,334 million, respectively, for the corresponding periods in 2015. The changes were primarily due to the decline in revenue, coupled with inventory adjustments made in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and six months ended June 30, 2016, warehousing, selling and administrative costs were $140 million and $292 million, respectively, compared to $151 million and $314 million, respectively, for the corresponding periods of 2015. These decreases are related to cost-cutting initiatives taken in the periods as a result of the declines in market activity, offset by the impacts of additional operating expenses associated with newly acquired companies. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other expense

For the three and six months ended June 30, 2016, other expense was $2 million and $4 million, respectively, compared to $2 million and $6 million, respectively, for the corresponding periods of 2015. These changes were mainly attributable to exchange rate fluctuations.

Income tax benefit

The effective tax rate for the three and six months ended June 30, 2016 was 26.3% and 15.1%, respectively, compared to 33.9% and 29.7%, respectively, for the same periods in 2015. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company has adopted the method of recording income taxes on a year-to-date effective tax rate for the six months ended June 30, 2016. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net loss (1)	$(44)	$(19)	$(107)	$(29)
Interest, net (2)	1	—	1	—
Income tax benefit	(15)	(10)	(19)	(12)
Depreciation and amortization	13	9	25	16
Other costs (3)	3	3	7	12
EBITDA excluding other costs	$(42)	$(17)	$(93)	$(13)
EBITDA % excluding other costs (4)	(8.4%)	(2.3%)	(8.9%)	(0.8%)

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

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $136 million and $90 million, respectively. As of June 30, 2016, approximately $100 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At June 30, 2016, the Company had $180 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2016, the Company was in compliance with all covenants. The Company continuously monitors compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$155	$81
Net cash used in investing activities	(190)	(229)
Net cash provided by financing activities	68	78

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $155 million, compared to net cash provided by operating activities of $81 million in the corresponding period of 2015. For the six months ended June 30, 2016, net cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued liabilities of $26 million, a decrease in prepaid and other current assets of $6 million and a net decrease in other liabilities of $1 million, offset by a decrease in receivables and inventories of $115 million and $104 million, respectively.  The decreases in accounts payable and accrued liabilities are a result of paying down outstanding liabilities as well as limiting new purchases due to the market conditions. Accounts receivable and inventories had a positive impact on cash flow in the period as a result of improved collections and curtailed spending.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $190 million compared to net cash used in investing activities of $229 million in the corresponding period of 2015. For the six months ended June 30, 2016, the Company used $182 million for business acquisitions, net of cash acquired, and $7 million for purchases of intangible assets. Additionally, the Company spent $2 million for purchases of property, plant and equipment, which was partially offset by proceeds from the disposals of fixed assets. In the comparative period in 2015, the Company used $223 million for business acquisitions, net of cash acquired, and $6 million for purchases of property, plant and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $68 million, compared to net cash provided by financing activities of $78 million for the corresponding period of 2015. The activity for both periods was primarily attributed to the Company making repayments under, and borrowing against, its credit facility.

Other

For the six months ended June 30, 2016, the effect of the change in exchange rates on cash and cash equivalents was an increase of $13 million compared to a decrease of $11 million for the corresponding period of 2015. The primary reason for the change in 2016 compared to 2015 was a decline in the foreign exchange rate for the Australian dollar, British pound, Canadian dollar, Kazakhstan tenge and Mexican peso compared to the U.S. dollar.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenue and costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-third of our year-to-date 2016 revenue was outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2016, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound, Kazakhstan tenge and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For year-to-date 2016, we realized a net foreign currency translation gain totaling $15 million, which was included in other comprehensive loss.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For year-to-date 2016 and 2015, we reported foreign currency transaction losses of less than $1 million and $4 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of our revenue for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenue for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for year-to-date 2016 compared to the average for the same period in 2015 decreased by approximately 9% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The average foreign exchange rate for year-to-date 2016 compared to the average for the same period in 2015 of the Australian dollar, British pound, Canadian dollar, Kazakhstan tenge and Mexican peso compared to the U.S. dollar decreased by approximately 6%, 6%, 7%, 47% and 16%, respectively, compared to the U.S. dollar.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during year-to-date 2016 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $2 million change in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than one million dollars change in our quarterly cash interest expense based on the balance at June 30, 2016.

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

Date: August 3, 2016

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