Form 10-K/A
period 2015-12-31
NOW Inc.
filed 2017-01-26
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

NOW Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K (the “Form 10-K/A”) solely to amend the Audit Report of Ernst & Young LLP (“E&Y”) regarding the Company’s internal control over financial reporting (the “Audit Report”), which Audit Report was included in the Company’s Annual Report on Form 10-K filed on February 23, 2016 (the “Original 10-K”).

E&Y inadvertently omitted an explanatory paragraph describing the exclusion of acquisitions from the scope of their report on internal control over financial reporting. The exclusion of such acquired entities was properly noted in Management’s Annual Report on Internal Control Over Financial Reporting included by the Company in the Original 10-K. While the Company does not believe E&Y’s omission was material in nature, E&Y has requested the Audit Report be corrected by including the omitted language in E&Y’s revised report filed with this Form 10-K/A. Other than this change to the Audit Report, there are no other changes to the Original 10-K.

This Form 10-K/A includes all items and exhibits originally filed in the Original 10-K as well as the amended Audit Report, for the convenience of the reader. Except for the revised Audit Report, there have been no changes to the disclosures in the Original 10-K, including no changes to the financial statements. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original 10-K. This Form 10-K/A is accurate as of the date of the Company’s Original 10-K and has not been updated to reflect any events that occurred subsequent to February 23, 2016.

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

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”. The following table sets forth the range of high and low closing prices for the common stock for each quarter starting June 2, 2014, the date on which our stock began trading the “regular-way” on the NYSE, through the fourth quarter of 2015:

	2014				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price:
High	N/A	$37.19	$35.98	$30.16	$26.79	$25.59	$19.74	$18.44
Low	N/A	$30.40	$30.11	$22.50	$20.27	$19.91	$14.80	$15.01

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

Performance Graph

The graph below matches the cumulative 19-Month total return of holders of NOW Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of six companies that includes: Airgas, Inc., DXP Enterprises, Inc., Fastenal Company, MRC Global, Inc., W. W. Grainger, Inc. and Wesco International, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/2/2014 and tracks it through 12/31/2015.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*

Among NOW Inc., the S&P Midcap 400 Index

and a Peer Group

*	$100 invested on 6/2/14 in stock or 5/31/14 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	6/2/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15
NOW Inc.	100.00	102.00	85.66	72.48	60.96	56.08	41.69	44.56
S&P Midcap 400	100.00	104.14	99.99	106.34	111.99	110.80	101.39	104.02
Peer Group	100.00	99.81	95.42	96.01	86.94	88.65	76.19	85.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

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

	As of and For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Operating Data:
Revenue	$3,010	$4,105	$4,296	$3,414	$1,641
Operating profit (loss)	$(510)	$181	$224	$168	$128
Net income (loss)	$(502)	$116	$147	$108	$85
Earnings (Loss) Per Share Amounts:
Basic	$(4.68)	$1.07	$1.37	$1.01	$0.80
Diluted	$(4.68)	$1.06	$1.36	$1.00	$0.79
Balance Sheet Data:
Working capital	$985	$1,427	$1,299	$1,491	$534
Total assets	$1,832	$2,596	$2,183	$2,373	$829
Long-term debt	$108	$—	$—	$—	$—
Total stockholders’ equity	$1,403	$1,966	$1,802	$1,971	$669

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

Operating Environment Overview

Our results are dependent on the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil, natural gas and steel, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels, among other things. Key industry indicators for the past three years include the following:

	2015*	2014*	% 2015 v 2014	2013*	% 2015 v 2013
Active Drilling Rigs:
U.S.	977	1,861	(47.5%)	1,761	(44.5%)
Canada	193	380	(49.2%)	354	(45.5%)
International	1,167	1,337	(12.7%)	1,296	(10.0%)

Worldwide	2,337	3,578	(34.7%)	3,411	(31.5%)
West Texas Intermediate Crude Prices (per barrel)	$48.69	$93.26	(47.8%)	$97.91	(50.3%)
Natural Gas Prices ($/MMBtu)	$2.63	$4.38	(40.0%)	$3.72	(29.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$469.90	$663.14	(29.1%)	$631.56	(25.6%)

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2015 on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

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

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2015 (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 years
Contractual Obligations:
Long-term debt	$108	$—	$—	$108	$—
Operating leases	129	38	47	22	22

Total Contractual Obligations	$237	$38	$47	$130	$22

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

Goodwill

The Company has $205 million of goodwill as of December 31, 2015. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Events or circumstances which could indicate a potential impairment include, but are not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of prices for oil, gas and steel, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is indicated and a second step is performed to measure the amount of impairment loss, if any. For purposes of testing goodwill, the Company has four reporting units; U.S. Energy, U.S. Supply Chain, Canada and International. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. The Company makes significant assumptions and estimates, which utilize level 3 measures, about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into valuation methodologies. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

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

The report from Ernst & Young LLP on its audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included on page 44 of this annual report and is incorporated herein by reference.

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

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Transition Services Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.2	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.3	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.4	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.5	Master Services Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.6	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.7	Form of Employment Agreement for Executive Officers (1)

10.8	NOW Inc. 2014 Incentive Compensation Plan (2)

10.9	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named there in, dated as of April 18, 2014 (3)

10.10	Agreement and Amendment No. 1 to Credit Agreement among NOW Inc., and Wells Fargo Bank, National Association, as administrative agent, and the leaders and other financial institutions named thereto, dated as of January 20, 2016 (4)

10.11	Pledge and Security Agreement, dated as of January 20, 2016 (4)

10.12	Form of Restricted Stock Award Agreement (6 year cliff vest) (5)

10.13	Form of Nonqualified Stock Option Agreement (6)

10.14	Form of Restricted Stock Award Agreement (3 year cliff vest) (6)

10.15	Form of Performance Award Agreement (6)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to the Original 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (7)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 21, 2016
(5)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(6)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(7)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW Inc.

Date: January 26, 2017

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NOW Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016, expressed an unqualified opinion thereon.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Company’s eight 2015 acquisitions, which are included in the 2015 consolidated financial statements of the Company and constituted approximately 12% of consolidated total assets at December 31, 2015, approximately 11% of consolidated revenues and approximately 1% of the consolidated net loss for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Company’s eight 2015 acquisitions excluded from the scope of management’s assessment.

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

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2016

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$90	$195
Receivables, net	485	851
Inventories, net	693	949
Deferred income taxes	—	22
Prepaid and other current assets	24	30

Total current assets	1,292	2,047
Property, plant and equipment, net	165	124
Deferred income taxes	4	2
Goodwill	205	346
Intangibles, net	161	73
Other assets	5	4

Total assets	$1,832	$2,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211	$490
Accrued liabilities	94	125
Other current liabilities	2	5

Total current liabilities	307	620
Long-term debt	108	—
Deferred income taxes	11	10
Other long-term liabilities	3	—

Total liabilities	429	630
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,219,138 and 107,067,457 shares issued and outstanding, 2015 and 2014, respectively	1	1
Additional paid-in capital	1,980	1,952
Retained earnings (deficit)	(444)	58
Accumulated other comprehensive loss	(134)	(45)

Total stockholders’ equity	1,403	1,966

Total liabilities and stockholders’ equity	$1,832	$2,596

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

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock
	Par Value	Additional Paid-In Capital	Retained earnings (deficit)	NOV Net Investment	Accum. Other Comprehensive income (loss)	Total Stockholders’ Equity
January 1, 2013	—	—	—	1,953	18	1,971
Net income	—	—	—	147	—	147
Other comprehensive loss	—	—	—	—	(18)	(18)
Contributions from (distributions to) NOV	—	—	—	(298)	—	(298)

December 31, 2013	—	—	—	1,802	—	1,802
Net income	—	—	58	58	—	116
Net transfers from NOV	—	—	—	75	—	75
Stock-based compensation	—	13	—	5	—	18
Reclassification of NOV net investment to additional paid-in capital	—	1,940	—	(1,940)	—	—
Issuance of common stock at Separation	1	(1)	—	—	—	—
Other comprehensive loss	—	—	—	—	(45)	(45)

December 31, 2014	$1	$1,952	$58	$—	$(45)	$1,966
Net loss	—	—	(502)	—	—	(502)
Adjustment to income tax from spin-off	—	3	—	—	—	3
Stock-based compensation	—	27	—	—	—	27
Payments related to taxes withheld on stock-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	(89)	(89)

December 31, 2015	$1	$1,980	$(444)	$—	$(134)	$1,403

Shares of Common Stock (in thousands)
January 1, 2014	—
Issuance of common stock at Separation, May 30, 2014	107,053
Issuance of common stock for exercise of options	14

December 31, 2014	107,067
Issuance of common stock for exercise of options and vesting awards	152

December 31, 2015	107,219

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

The net book values of identified intangible assets by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2013	$50	$2	$16	$68
Additions	10	—	—	10
Amortization	(3)	(1)	(1)	(5)

Balance at December 31, 2014	57	1	15	73
Additions	43	2	58	103
Amortization	(5)	(1)	(7)	(13)
Currency translation adjustments and other	—	—	(2)	(2)

Balance at December 31, 2015	$95	$2	$64	$161

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2013:
Trademarks and Patents	$63	$(6)	$57
Customer relationships	13	(3)	10
Other (covenant not to compete)	4	(3)	1

Total identified intangibles	$80	$(12)	$68

December 31, 2014:
Trademarks and Patents	$61	$(9)	$52
Customer relationships	24	(4)	20
Other (covenant not to compete)	5	(4)	1

Total identified intangibles	$90	$(17)	$73

December 31, 2015:
Trademarks and Patents	$85	$(14)	$71
Customer relationships	103	(12)	91
Other (covenant not to compete)	5	(4)	1
Currency translation adjustments and other	(2)	—	(2)

Total identified intangibles	$191	$(30)	$161

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2016	$17
2017	16
2018	15
2019	15
2020	15

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

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Year Ended December 31,
(In millions, except share data)	2015	2014	2013
Numerator for basic and diluted net income (loss) per share attributable to the Company’s stockholders:
Net income (loss) attributable to the Company	$(502)	$116	$147
Less: net income attributable to nonvested shares(1)	—	(1)	—

Net income (loss) attributable to the Company’s stockholders	$(502)	$115	$147

Denominator for basic earnings (loss) per share attributable to the Company’s stockholders:
Weighted average common shares outstanding	107,173,972	107,058,843	107,053,031
Effect of dilutive securities:
Dilutive effect of stock based compensation	—	497,301	415,837

Denominator for diluted earnings (loss) per share attributable to the Company’s stockholders:	107,173,972	107,556,144	107,468,868

Earnings (loss) per share attributable to the Company’s stockholders:
Basic	$(4.68)	$1.07	$1.37

Diluted	$(4.68)	$1.06	$1.37

(1)	ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to the Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation.

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