Form 10-K
period 2016-12-31
NOW Inc.
filed 2017-02-15
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $1.9 billion. As of February 8, 2017, there were 107,478,712 shares of the Company’s common stock (excluding 2,079,451 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2017 Annual Meeting of Stockholders are incorporated in Part III of this report.

NOW INC.

FORM 10-K

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by applicable law.

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

Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as selection of products for industrial applications. Our product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities, industrial and manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction. We also provide supply chain management solutions to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift solutions, power transmission, production process equipment, pumps, paint and coatings, mill tools, safety supplies and spare parts to support customers’ operations. We provide value within the energy market, particularly in targeted areas of artificial lift, pumping solutions, modular process, measurement and control equipment and valve actuation. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our solutions can include outsourcing the functions of procurement, inventory and warehouse management, logistics, point of issue technology, project management and business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAPTM Enterprise Resource Planning (“ERP”) system and other technologies to streamline our customers’ purchasing processes, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of energy branch locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield and expansion upstream capital projects, midstream infrastructure and transmission and MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation, utilities and industrial manufacturing operations and customer on-site locations.

We stock or sell more than 300,000 stock keeping units (“SKUs”) through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our financials and operations worldwide, enhancing decision-making and efficiency.

Global Operations

Demand for our products is driven primarily by the level of oil and gas drilling, servicing and production, transmission, refining and petrochemical and industrial manufacturing activities. It is also influenced by the global economy in general and by government policies. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, and market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors.

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Peru, Philippines, Russia, Saudi Arabia, Scotland, Singapore, South Africa, United Arab Emirates and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 15 “Business Segments” of the Notes to Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

The following table sets forth the contribution to our total revenues by our three reporting segments (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$1,445	$2,027	$2,793
Canada	258	378	669
International	404	605	643
Total revenue	$2,107	$3,010	$4,105

United States

We have more than 200 locations in the U.S., which are geographically positioned to serve the upstream, midstream, downstream, industrial and manufacturing markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process equipment, fluid transfer products, measurement and controls, along with many other products required by our customers, which enable them to focus on their core business as we take care of their supply chain.

In these businesses, we provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas and industrial manufacturing.

In 2016, we expanded in the U.S. energy and industrial markets, with the acquisition of Power Service, Inc., which enhanced our position in the oil and gas turnkey tank battery, midstream and mining markets. In this business, we provide additional value to our customers through the design, assembly, fabrication and optimization of products with equipment essential to the safe and efficient production and processing of oil and gas.

Canada

We have a network of more than 55 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production, mining and drilling business, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory and product and installation expertise to serve our customers.

International

We operate in approximately 20 countries and serve the needs of our international customers from more than 35 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several new key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Distribution Industry Overview

The distribution industry is highly fragmented, comprised of large companies with global reach and numerous small, local and regional competitors. Distribution companies act both as supply stores and supply chain management providers for their customers. Distributors deliver value to their customers by serving as a supply chain partner by managing vendor networks and aggregating, carrying and distributing a wide range of product inventory from numerous vendors in locations close to the end user.

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

Energy

Energy branches are brick and mortar supply store operations that provide products to multiple upstream and midstream customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch warehouses based on local market needs and are delivered or available for pick-up as needed. The branches serve a geographical radius providing delivery of products and solutions.

This distribution channel primarily serves the upstream and midstream energy, industrial and manufacturing end markets with locations worldwide. A team of sales and operations professionals is trained in the products, applications and customer service required to support customers as they drill, explore, produce, transport and refine oil and gas and other products. Products include line pipe, valves, actuated valves, fittings and flanges, pumps, OEM parts, electrical products, mill supplies, tools, safety supplies, personal protective equipment, applied products and applications, such as artificial lift systems, coatings and miscellaneous expendable items.

Supply Chain

Supply Chain locations serve the upstream and downstream energy, industrial and manufacturing end markets through a network of facilities staffed by skilled personnel. The primary product offering includes various grades of pipe, valves, fittings, mill supplies, machine and cutting tools, power and hand tools and safety supplies. Additionally, downstream and industrial focused locations offer safety equipment, including repair and maintenance, and also provide planning, sourcing and expediting of orders throughout the lifecycle of large capital projects. Supply Chain locations serve many oil and gas operators, drilling contractors and industrial manufacturers.

Supply Chain customers can also outsource procurement functions to the Company, providing a significant vendor network that enables the customer to benefit from on-site management of their warehouses, inventory, materials, projects, logistics and manufacturing tool cribs. We partner with customers to evaluate their current operations and to make informed recommendations regarding inventory levels and mix. Supply Chain solutions can be customized to a customer’s requirements and guided by a strategic framework to reduce direct material expenditures and direct supply chain costs, improve maintenance productivity, reduce inventory-related working capital, streamline time to revenue and manage the risk of material availability affecting business continuity.

Process Solutions

Process Solutions has a team of distribution and technical professionals who provide expertise on pumps, service, repair, gas meter runs and valve actuation. Process Solutions distributes OEM parts including pumps, generator sets, air compressors and blowers, and fabricates custom Lease Automatic Custody Transfer (LACT) units, Vapor Recovery Units, ASME Code Vessels and Water Production skids.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas tank battery solutions that positively impact our operator customers by enabling them to expedite revenue generation by reducing the time to complete a tank battery and get oil and gas into the pipeline and saving our customers time and expense related to well hookup decommissioning.

Customers

Our primary customers are companies active in the upstream, midstream and downstream sectors of the energy industry, including drilling contractors, well servicing companies, independent and national oil and gas companies, midstream operators, refineries, petrochemical, chemical, utilities and other downstream energy processors. We also serve a diverse range of industrial and manufacturing companies across a broad spectrum of industries and end markets. We partner with our customers to continually meet or exceed their expectations and add value as a supply chain partner in the locations where they operate. Our products are typically critical to our customers’ operations, yet represent only a small fraction of their total project or facility cost. As a result, our customers seek suppliers with established qualifications and an operational history to deliver high quality and reliable products that meet their requirements in a timely manner.

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. We believe we could benefit from consolidation among the companies we serve, as the larger resulting companies look to global distributors as their source for products and related solutions.

No single customer represents more than 10% of our revenue. Our top 30 customers in aggregate represent approximately one-third of our revenue.

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations, who aggregate and distribute several product lines and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), MRC Global, Inc., Russell Metals, Inc., DXP Enterprises, Inc. and FloWorks. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), W.W. Grainger, Inc., HD Supply, Inc., MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Fastenal Company.

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

Employees

At December 31, 2016 we had approximately 4,500 employees, of which approximately 300 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market-competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Crude oil prices declined significantly starting in 2014, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of approximately $26 per barrel in February 2016. 2016 was another challenging and volatile year for crude oil prices, as a result of customers continuing to make downward revisions to their operating budgets. Any such reduction in operating budgets, reduction in activity and/or pricing pressures, would adversely affect our revenue and operating performance.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery overcapacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development (“OECD”) countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•	the ability of OPEC to set and maintain production levels and prices for oil;
•	the level of production by non-OPEC countries;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	environmental regulation;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count dropped from 664 rigs on January 8, 2016 to 658 rigs on December 30, 2016. U.S. rig count averaged 510 rigs in 2016. U.S. rig count at February 3, 2017 was 729 rigs. The price for WTI crude was $53.81 per barrel at February 3, 2017. The price for WTI crude was $52.72 per barrel on January 2, 2015 and $36.81 per barrel on January 4, 2016. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

We may require more capital in the future to:

•	fund our operations (including, but not limited to, working capital requirements such as inventory);
•	finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;
•	enhance and expand the range of products we offer; and
•	respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 30 largest customers represented approximately one-third of our revenue for the year ended December 31, 2016. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

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

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and, to a lesser extent, on imports of certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increases, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or increased supplies of these products which would drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

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

As of December 31, 2016, we had $311 million of goodwill and $184 million in intangibles, net recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

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

As of December 31, 2016, our three reporting segments, the United States, Canada and International, had more than 200, 55 and 35 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, England, Egypt, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Peru, Philippines, Russia, Saudi Arabia, Scotland, Singapore, South Africa and United Arab Emirates. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. Owned facilities are not subject to any mortgages.

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

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”. The following table sets forth, for the periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

	2015				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common stock sale price:
High	$26.79	$25.59	$19.74	$18.44	$20.02	$19.30	$21.55	$23.21
Low	$20.27	$19.91	$14.80	$15.01	$12.48	$15.96	$17.87	$18.05

Our board of directors has not declared any dividends during 2015 or 2016 and currently has no intention to declare dividends.

As of February 8, 2017, there were 2,302 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Performance Graph

The graph below matches the cumulative 31-Month total return of holders of NOW Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of five companies that includes: DXP Enterprises Inc., Fastenal Co, MRC Global Inc., W.W. Grainger Inc. and Wesco International Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/2/2014 and tracks it through 12/31/2016.

	6/2/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15	3/16	6/16	9/16	12/16
NOW Inc.	$100	$102	$86	$72	$61	$56	$42	$45	$50	$51	$60	$58
S&P Midcap 400	100	104	100	106	112	111	101	104	108	112	117	126
Peer Group	100	100	94	94	85	87	75	76	90	85	86	94

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

Selected Financial Data

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2016, 2015, 2014 and 2013, from the audited consolidated financial statements of NOW Inc. We derived the selected consolidated balance sheet data as of December 31, 2012, from the underlying financial records of NOW Inc., which were derived from the financial records of NOV, and which were not included in a NOW Inc. annual report.

	As of and For the Year Ended December 31,
	2016	2015	2014		2013		2012
	(In millions)
Operating data:
Revenue	$2,107	$3,010		$4,105		$4,296		$3,414
Operating profit (loss)	$(222)	$(510)		$181		$224		$168
Net income (loss)	$(234)	$(502)		$116		$147		$108
Earnings (loss) per share amounts:
Basic	$(2.18)	$(4.68)		$1.07		$1.37		$1.01
Diluted	$(2.18)	$(4.68)		$1.06		$1.36		$1.00
Balance sheet data:
Working capital	$612	$985		$1,427		$1,299		$1,491
Total assets	$1,603	$1,832		$2,596		$2,183		$2,373
Long-term debt	$65	$108	$	−	$	−	$	−
Total stockholders' equity	$1,183	$1,403		$1,966		$1,802		$1,971

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•	The Company’s consolidated balance sheet as of December 31, 2016 and December 31, 2015 are presented on a consolidated basis.
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

The Company’s historical financial statements prior to May 31, 2014, were derived from the consolidated financial statements and accounting records of NOV and include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly-owned by NOV and were transferred within NOV. For the periods prior to the Spin-Off, the consolidated financial statements include expense allocations for certain functions provided by NOV as well as other NOV employees not solely dedicated to NOW, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to NOW on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating profit, headcount or other measures. Actual costs that would have been incurred, if NOW had been a stand-alone public company, would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as selection of products for industrial applications. Our product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities, industrial and manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction. We also provide supply chain management solutions to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift solutions, power transmission, production process equipment, pumps, paint and coatings, mill tools, safety supplies and spare parts to support customers’ operations. We provide value within the energy market, particularly in targeted areas of artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our solutions can include outsourcing the functions of procurement, inventory and warehouse management, logistics, point of issue technology, project management and business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAPTM ERP system and other technologies to streamline our customers’ purchasing processes, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of energy branch locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the FSU. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO and manufacturing consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation, utilities and industrial manufacturing operations and customer on-site locations.

We stock or sell more than 300,000 stock keeping units through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our financials and operations worldwide, enhancing decision-making and efficiency.

Our revenue and operating results are related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See Item 1A. “Risk Factors.” We conduct our operations through three business segments: United States, Canada and International. See “Business—Summary of Reportable Segments” for a discussion of each of these business segments.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2016 v		2016 v
	2016*	2015*	2015	2014*	2014
Active Drilling Rigs:
U.S.	510	977	(47.8%)	1,861	(72.6%)
Canada	128	193	(33.7%)	380	(66.3%)
International	955	1,167	(18.2%)	1,337	(28.6%)
Worldwide	1,593	2,337	(31.8%)	3,578	(55.5%)
West Texas Intermediate Crude Prices (per barrel)	$43.14	$48.69	(11.4%)	$93.26	(53.7%)
Natural Gas Prices ($/MMBtu)	$2.52	$2.63	(4.4%)	$4.38	(42.6%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$520.63	$469.90	10.8%	$663.14	(21.5%)

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2016 on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide average rig count declined 31.8% (from 2,337 to 1,593) and the U.S. declined 47.8% (from 977 to 510) in 2016 compared to 2015. The average price of West Texas Intermediate (“WTI”) crude declined 11.4% (from $48.69 per barrel to $43.14 per barrel) and natural gas prices declined 4.4% (from $2.63 per MMBtu to $2.52 per MMBtu) in 2016 compared to 2015. The average price of Hot-Rolled Coil increased 10.8% (from $469.90 per short ton to $520.63 per short ton) in 2016 compared to 2015.

U.S. rig count at February 3, 2017 was 729 rigs, up 42.9% compared to the 2016 average of 510 rigs. The price for WTI crude was $53.81 per barrel at February 3, 2017, up 24.7% from the 2016 average. The price for natural gas was $3.13 per MMBtu at February 3, 2017, up 24.5% from the 2016 average. The price for Hot-Rolled Coil was $608.73 per short ton at January 20, 2017, up 16.9% from the 2016 average.

Executive Summary

For the year ended December 31, 2016, the Company generated a net loss of $234 million, or $(2.18) per fully diluted share on $2,107 million in revenue. Net loss narrowed for the year ended December 31, 2016 by $268 million when compared to the corresponding period of 2015. Revenue decreased for the year ended December 31, 2016 by $903 million, or 30.0%, when compared to the corresponding period of 2015. For the year ended December 31, 2016, operating loss was $222 million, or negative 10.5% of revenue, compared to operating loss of $510 million or negative 16.9% of revenue for the corresponding period of 2015.

For the fourth quarter ended December 31, 2016, the Company generated a net loss of $71 million, or $(0.66) per fully diluted share on $538 million in revenue. Net loss narrowed for the fourth quarter ended December 31, 2016 by $178 million when compared to the corresponding period of 2015. Revenue decreased for the fourth quarter ended December 31, 2016 by $106 million, or 16.5%, when compared to the corresponding period of 2015. For the fourth quarter ended December 31, 2016, operating loss was $47 million or negative 8.7% of revenue, compared to operating loss of $184 million or negative 28.6% of revenue for the corresponding period of 2015.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. After the longest period of decline since the 1980s, the business environment seems to have steadied in the second half of 2016, suggesting that the bottom of this cycle may have been reached. Oil prices will continue to be the primary catalyst determining U.S. rig demand, and with OPEC and certain Non-OPEC countries’ agreements to reduce production in an effort to support global oil prices, U.S. rig counts are expected to strengthen in 2017.

Our approach continues to be to focus on what we can control. We take a long-term approach advancing our long-term strategic goals, but manage the Company based on market conditions. We remain diligent about managing our expenses and working capital to reflect the market opportunities as they develop. We believe that our history of managing through these cycles, paired with our resources, will enable us to maximize on new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2016 and December 31, 2015

A summary of the Company’s revenue and operating profit (loss) by operating segment in 2016 and 2015 follows (in millions):

	Year Ended December 31,		Variance
	2016	2015	$
Revenue:
United States	$1,445	$2,027	$(582)
Canada	258	378	(120)
International	404	605	(201)
Total revenue	$2,107	$3,010	$(903)

Operating profit (loss):
United States	$(192)	$(515)	$323
Canada	(18)	(1)	(17)
International	(12)	6	(18)
Total operating profit (loss)	$(222)	$(510)	$288

Operating profit (loss) % of revenue:
United States	(13.3%)	(25.4%)
Canada	(7.0%)	(0.3%)
International	(3.0%)	1.0%
Total operating profit (loss) %	(10.5%)	(16.9%)

United States

Revenue was $1,445 million for the year ended December 31, 2016, a decline of $582 million or 28.7% compared to the year ended December 31, 2015. This decrease was primarily driven by a 48% decline in U.S. rig count, as average West Texas Intermediate crude oil prices declined for the third straight year, offset by incremental revenue gains of approximately $154 million from acquisitions.

Operating loss was $192 million for the year ended December 31, 2016, an improvement of $323 million compared to operating loss of $515 million for the year ended December 31, 2015. Operating loss percentage was negative 13.3% for the year ended December 31, 2016, compared to operating loss percentage of negative 25.4% for the year ended December 31, 2015. Excluding $393 million in charges related to goodwill impairment in 2015, U.S. operating losses widened due to lower revenues caused by suppressed market activity as measured by much lower U.S. rig count, partially offset by reductions in operating expenses.

Canada

Revenue was $258 million for the year ended December 31, 2016, a decline of $120 million or 31.7% compared to the year ended December 31, 2015. This decrease was in line with the decline in Canadian rig count coupled with the impact of the strengthening U.S. dollar.

Our Canadian revenue remained slightly above 12% of total revenue in 2015 and 2016. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. In 2016, our revenue from Canada was unfavorably impacted by approximately $12 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to the Canadian dollar.

Operating loss was $18 million for the year ended December 31, 2016, an increase of $17 million compared to operating loss of $1 million for the year ended December 31, 2015. Operating loss percentage was negative 7.0% in 2016 compared to operating loss percentage of negative 0.3% in 2015. Operating losses widened in 2016 primarily due to the revenue decline discussed above, partially offset by expense reductions made during the year.

International

Revenue was $404 million for the year ended December 31, 2016, a decline of $201 million or 33.2% compared to the year ended December 31, 2015. This decrease was mainly attributable to an overall decline in international deepwater drilling activity as our customers continued to focus on cost reduction, redistribution of inventory from idled rigs and remained disciplined with respect to allocation of capital.

Our international revenue changed from 20% of total revenue in 2015 to 19% in 2016. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue, excluding the impact from acquisitions, was unfavorably impacted by approximately $33 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Azerbaijani new manat, British pound, Kazakhstan tenge and Mexican peso.

Operating loss was $12 million for the year ended December 31, 2016, a decline of $18 million compared to operating profit of $6 million for the year ended December 31, 2015. Operating loss percentage was negative 3.0% for the year ended December 31, 2016, compared to 1.0% for the year ended December 31, 2015. The decrease in operating profit was primarily attributed to volume declines partially offset by overall reduction in operating expenses.

Cost of products

Cost of products was $1,762 million for the year ended December 31, 2016 compared to $2,508 million for the year ended December 31, 2015, a decrease of $746 million. The decrease in cost of products was attributable to a decline in revenue. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $567 million for the year ended December 31, 2016 compared to $619 million for the year ended December 31, 2015. The decrease is related to cost-cutting initiatives taken as a result of the decline in market activity coupled with a decline in bad debt charges, offset by additional expenses resulting from acquisitions made in the periods. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment

During the fourth quarter of 2016, we performed our annual goodwill impairment test resulting in no impairment.  All reporting units tested passed the step 1 calculation and the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 50% except for the International reporting unit. This reporting unit exceeded the carrying value by 15%.  The Company continues to monitor the cash flows for this reporting unit. For the year ended December 31, 2015, we recognized a total of $393 million goodwill impairment (U.S. Energy and U.S. Supply Chain) as a result of our testing.

Other expense

Other expense was $8 million for the year ended December 31, 2016 compared to $8 million for the year ended December 31, 2015. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Provision for income taxes

The effective tax rate for the years ended December 31, 2016 and December 31, 2015 was (1.6%) and 3.0%, respectively. The tax rate is affected by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income taxes.  In 2015, the effective tax rate was impacted by nondeductible goodwill impairments and a valuation allowance recorded against the Company’s deferred tax assets in the United States. In 2016, the effective tax rate continues to be impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions.

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

Operating profit (loss) % of revenue:
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

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results of operations as determined by GAAP, we disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs”). This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

We use EBITDA excluding other costs internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2016	2015	2014
GAAP net income (loss) (1)	$(234)	$(502)	$116
Interest, net	3	2	(1)
Income tax provision (benefit)	4	(16)	62
Depreciation and amortization	53	38	21
Other costs (2)	10	413	1
EBITDA excluding other costs	$(164)	$(65)	$199
EBITDA % excluding other costs (3)	(7.8%)	(2.2%)	4.8%

(1)

We believe that net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(2)

Other costs primarily includes transaction costs associated with acquisitions, including the cost of inventory that was stepped up to fair value during purchase accounting, and severance expenses, and a goodwill impairment charge of $393 million in the year ended December 31, 2015, and which are included in operating profit (loss).

(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We expect resources to be available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe that cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements, including capital expenditures.

At December 31, 2016 and 2015, we had cash and cash equivalents of $106 million and $90 million, respectively. At December 31, 2016, $90 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were repatriated to the U.S., $90 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

As of December 31, 2016, we had borrowed $65 million against our senior secured revolving credit facility, and had $446 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 87%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2016, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$235	$324	$108
Net cash used in investing activities	(183)	(523)	(67)
Net cash provided by (used in) financing activities	(47)	106	66

Fiscal year 2016 compared to fiscal year 2015

Net cash provided by operating activities served as the primary source of liquidity. Net cash flows provided by operating activities in 2016 were $235 million, down from $324 million in 2015. Net loss was $234 million in 2016 compared to $502 million in 2015. Net changes in operating assets and liabilities, net of acquisitions, provided $342 million in 2016 compared to $300 million in 2015. The improvement was primarily due to a decrease of $190 million in inventory as management actively reduced inventory levels reflecting lower market volumes, a $102 million reduction in receivables as a result of improved collections, and a $22 million increase in accounts payable and accrued liabilities resultant of curtailed spending. Income taxes receivable, net also provided $25 million during the year. Adjustments to reconcile net income to net cash provided by operating activities was $127 million in 2016 compared to $526 million in 2015. The decline in reconciling adjustments decreased mainly due to goodwill impairment charges in 2015 that did not recur in 2016, offset by greater depreciation and amortization.

Net cash used in investing activities in 2016 was $183 million compared to $523 million in 2015. Cash used in 2016 was mainly related to business acquisitions for $175 million, net of cash acquired.

Net cash used in financing activities for 2016 was $47 million related to net repayments under the revolving credit facility, compared to $106 million provided by financing activities in 2015 associated with net borrowings from the revolving credit facility.

Fiscal year 2015 compared to fiscal year 2014

Net cash provided by operating activities served as the primary source of liquidity. Net cash flows provided by operating activities in 2015 were $324 million, up from $108 million in 2014. Net loss was $502 million in 2015 compared to net income of $116 million in 2014, primarily due to a goodwill impairment charge and weaker energy environment. Net changes in operating assets and liabilities, net of acquisitions, provided $300 million in 2015 compared to a deficit of $66 million in 2014. The improvement was primarily due to a $414 million reduction in receivables, as a result of improved collections, and a decrease of $258 million in inventory as management actively reduced inventory levels reflecting lower market volumes, and was offset by $367 million decline in accounts payable and accrued liabilities, resultant of curtailed purchases. Adjustments to reconcile net income to net cash provided by operating activities was $526 million in 2015 compared to $58 million in 2014 driven by goodwill impairment charges and greater depreciation and amortization coupled with an increase in provisions for inventory and doubtful accounts.

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

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was an increase of $11 million and a decrease of $12 million for the years ended December 31, 2016 and 2015, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2017 to be approximately $10 million primarily related to purchases of property, plant and equipment.

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

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2016 (in millions):

		Payment Due by Period
	Total	Less Than 1 Year		1-3 Years	3-5 Years		After 5 Years
Contractual obligations:
Long-term debt	$65	$	−	$65	$	−	$	−
Operating leases	125		39	46		22		18
Total contractual obligations	$190		$39	$111		$22		$18

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill, purchase price allocation of acquisitions, vendor consideration and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

We grant credit to our customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements and changes in estimates can be material. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2016 and 2015, allowance for doubtful accounts totaled $34 million and $38 million, or 8.8% and 7.3% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of products we stock, among other factors. At December 31, 2016 and 2015, inventory reserves totaled $48 million and $44 million, or 9.0% and 6.0% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

The Company has $311 million of goodwill as of December 31, 2016. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Events or circumstances which could indicate a potential impairment include, but are not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of prices for oil, gas and steel, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is indicated and a second step is performed to measure the amount of impairment loss, if any.

For purposes of testing goodwill, the Company has five reporting units; U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the discount rate. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates, which utilize level 3 measures, about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into valuation methodologies.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

All reporting units tested passed the step 1 calculation and the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 50% except for the International reporting unit.  This reporting unit exceeded the carrying value by 15%.  The Company continues to monitor the cash flows for this reporting unit.

In 2015, the Company considered the sustained decline in worldwide oil and gas prices and rig counts, which has impacted the Company’s current results and future outlook, as well as the decline in the market value of the Company’s stock, as indicators that the fair value of the Company’s reporting units’ goodwill could have fallen below their carrying value.  As a result, the Company performed a goodwill impairment test as of September 30, 2015, and recognized an estimated impairment of $255 million in U.S. Energy and International reporting units.

The Company completed the annual test performed in the three months ended December 31, 2015, and identified additional indicators that the remaining goodwill may have fallen below its carrying amount.  As a result of our valuations, the Company recognized an incremental loss of $138 million (U.S. Energy and U.S. Supply Chain) for the three months ended December 31, 2015. The international reporting unit showed impairment indicators during the step 1 goodwill impairment calculation.  However, no impairment was recognized as a result of our step 2 analysis.  At the step 2 valuation date, the implied fair value of goodwill for the international reporting unit exceeded the carrying amount by approximately 12%. The Company recorded a valuation allowance against the full value of its deferred tax assets in the United States, therefore, no tax benefit was reported on its goodwill impairment for the year ended December 31, 2015.  See Note 9 “Income Taxes” for a discussion of the valuation allowance recorded at December 31, 2015. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

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

Based upon the significant level of recent losses, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada, and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2016. The change during the year in the valuation allowance was $64 million, $7 million, and $2 million, respectively.

The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available in jurisdictions of operation. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest.

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

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside the United States. Unremitted earnings of these subsidiaries were $140 million at December 31, 2016. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Property, Plant, and Equipment (Topic 360), and intangible assets within the scope of Intangibles—Goodwill and Other (Topic 350)) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company established a project steering committee and cross-functional implementation team to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts.  In addition, the implementation team is also responsible for identifying and implementing changes to business processes, systems and controls, if any, to support recognition and disclosure under the new standard. The company plans to adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). While the Company is currently assessing the impact of the new standard, the revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely un-impacted by the new standard. Based on the Company’s preliminary assessment, which are subject to change, the Company does not expect this new guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). Under ASU 2014-15, management is to assess, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of December 31, 2016, with no impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value.” ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company plans to adopt this standard in the first quarter of fiscal year 2017 prospectively and does not expect a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that are reported relative to such amounts prior to adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), to provide guidance on specific cash inflows and outflows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and requires retrospective application of these amendments unless not practicable, in which case amendments would be applied prospectively as of the earliest date practicable. The Company adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At December 31, 2016, the Company had a deferred charge of $1 million included in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S, no deferred charge will be recorded as a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt this standard in the first quarter of fiscal year 2017.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company plans to adopt this standard in the first quarter of the fiscal year 2017 and does not expect a material impact on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-third of our 2016 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2016, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, Azerbaijani new manat, British pound, Kazakhstan tenge and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. During 2016, we experienced a net foreign currency translation loss totaling $8 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other expense. For the years ended December 31, 2016, 2015 and 2014, we reported foreign currency transaction losses of $1 million, $3 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2016 compared to the average for 2015 for the aggregate of our foreign operations compared to the U.S. dollar decreased by approximately 8%. The average foreign exchange rate for 2016 compared to the average for 2015 of the Australian dollar, Azerbaijani new manat, British pound, Canadian dollar, Kazakhstan tenge and Mexican peso compared to the U.S. dollar decreased by approximately 1%, 36%, 12%, 4%, 38% and 15%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2016 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $3 million change in net loss for 2016.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2016.

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

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2016. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

•

During 2016, the Company made one acquisition, Power Service, which represented approximately 3% of our consolidated revenues for the year ended December 31, 2016 and approximately 5% of our consolidated total assets as of December 31, 2016. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of this acquisition from its evaluation.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, is included on page 50 of this annual report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2016, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	5,314,335		$26.83	8,624,375
Equity compensation plans not approved by security holders	−	$	−	−
Total	5,314,335		$26.83	8,624,375

(1)

Includes 232,604 shares of issuable performance-based awards if specific targets are met, and 228,331 shares of RSU which have no exercise price.  Therefore these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.

(2)	Includes 8,624,375 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.4	Master Services Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.5	Employment Agreement of Merrill A. Miller, Jr. dated May 30, 2014 (1)

10.6	Form of Employment Agreement for Executive Officers (1)

10.7	NOW Inc. 2014 Incentive Compensation Plan (2)

10.8	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named there in, dated as of April 18, 2014 (3)

10.9

Agreement and Amendment No. 1 to Credit Agreement among NOW Inc., and Wells Fargo Bank, National Association, as administrative agent, and the leaders and other financial institutions named thereto, dated as of January 20, 2016 (4)

10.10	Pledge and Security Agreement, dated as of January 20, 2016 (4)

10.11	Form of Restricted Stock Award Agreement (6 year cliff vest) (5)

10.12	Form of Nonqualified Stock Option Agreement (6)

10.13	Form of Restricted Stock Award Agreement (3 year cliff vest) (6)

10.14	Form of Performance Award Agreement (6)

10.15	Form of Amendment to Employment Agreement for Executive Officers (7)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Annual Report on Form 10-K for the period ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (7)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 21, 2016
(5)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(6)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(8)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

Date: February 15, 2017

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

Signature	Title	Date

/s/ Robert R. Workman	President, Chief Executive Officer and Director	February 15, 2017
Robert R. Workman

/s/ Daniel L. Molinaro	Senior Vice President and Chief Financial Officer	February 15, 2017
Daniel L. Molinaro

/s/ David A. Cherechinsky	Vice President, Corporate Controller and Chief Accounting Officer	February 15, 2017
David A. Cherechinsky

/s/ Merrill A. Miller, Jr.	Chairman of the Board	February 15, 2017
Merrill A. Miller, Jr.

/s/ Richard Alario	Director	February 15, 2017
Richard Alario

/s/ Terry Bonno	Director	February 15, 2017
Terry Bonno

/s/ Galen Cobb	Director	February 15, 2017
Galen Cobb

/s/ James Crandell	Director	February 15, 2017
James Crandell

/s/ Rodney Eads	Director	February 15, 2017
Rodney Eads

/s/ Michael Frazier	Director	February 15, 2017
Michael Frazier

/s/ J. Wayne Richards	Director	February 15, 2017
J. Wayne Richards

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NOW Inc.

We have audited the accompanying consolidated balance sheets of NOW Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOW Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NOW Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NOW Inc.

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NOW Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Power Service acquisition which is included in the 2016 consolidated financial statements of NOW Inc. and constituted 5% of total assets as of December 31, 2016 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of NOW Inc. also did not include an evaluation of the internal control over financial reporting of the Power Service acquisition.

In our opinion, NOW Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of NOW Inc. and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 15, 2017

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$106	$90
Receivables, net	354	485
Inventories, net	483	693
Prepaid and other current assets	16	24
Total current assets	959	1,292
Property, plant and equipment, net	143	165
Deferred income taxes	1	4
Goodwill	311	205
Intangibles, net	184	161
Other assets	5	5
Total assets	$1,603	$1,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$246	$211
Accrued liabilities	100	94
Other current liabilities	1	2
Total current liabilities	347	307
Long-term debt	65	108
Deferred income taxes	7	11
Other long-term liabilities	1	3
Total liabilities	420	429
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,474,904 and 107,219,138 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Additional paid-in capital	2,002	1,980
Accumulated deficit	(678)	(444)
Accumulated other comprehensive loss	(142)	(134)
Total stockholders' equity	1,183	1,403
Total liabilities and stockholders' equity	$1,603	$1,832

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$2,107	$3,010	$4,105
Operating expenses:
Cost of products	1,762	2,508	3,286
Warehousing, selling and administrative	567	619	638
Impairment of goodwill	—	393	—
Operating profit (loss)	(222)	(510)	181
Other expense	(8)	(8)	(3)
Income (loss) before income taxes	(230)	(518)	178
Income tax provision (benefit)	4	(16)	62
Net income (loss)	$(234)	$(502)	$116
Earnings (loss) per share:
Basic earnings (loss) per common share	$(2.18)	$(4.68)	$1.07
Diluted earnings (loss) per common share	$(2.18)	$(4.68)	$1.06
Weighted-average common shares outstanding, basic	107	107	107
Weighted-average common shares outstanding, diluted	107	107	108

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(234)	$(502)	$116
Other comprehensive loss:
Foreign currency translation adjustments	(8)	(89)	(45)
Comprehensive income (loss)	$(242)	$(591)	$71

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(234)	$(502)	$116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53	38	21
Deferred income taxes	(2)	(6)	7
Stock-based compensation	23	27	18
Provision for doubtful accounts	17	27	4
Provision for inventory	36	54	8
Impairment of goodwill	—	393	—
Other, net	—	(7)	—
Change in operating assets and liabilities, net of acquisitions:
Receivables	102	414	(200)
Inventories	190	258	(116)
Prepaid and other current assets	4	12	(1)
Accounts payable and accrued liabilities	22	(367)	261
Income taxes receivable, net	25	(18)	(6)
Other assets / liabilities, net	(1)	1	(4)
Net cash provided by operating activities	235	324	108
Cash flows from investing activities:
Purchases of property, plant and equipment	(4)	(11)	(39)
Business acquisitions, net of cash acquired	(175)	(515)	(36)
Purchases of intangible assets	(7)	—	—
Other, net	3	3	8
Net cash used in investing activities	(183)	(523)	(67)
Cash flows from financing activities:
Net contributions from National Oilwell Varco, Inc.	—	—	67
Borrowing under the revolving credit facility	253	435	—
Repayments under the revolving credit facility	(296)	(327)	—
Other	(4)	(2)	(1)
Net cash provided by (used in) financing activities	(47)	106	66
Effect of exchange rates on cash and cash equivalents	11	(12)	(13)
Net change in cash and cash equivalents	16	(105)	94
Cash and cash equivalents, beginning of period	90	195	101
Cash and cash equivalents, end of period	$106	$90	$195
Supplemental disclosures of cash flow information:
Income taxes paid (refunded), net	$(23)	$10	$65
Interest paid	$4	$2	$—
Non-cash investing and financing activities:
Contributed property, plant and equipment, net	$—	$—	$4
Accrued purchases of property, plant and equipment	$—	$—	$1

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ In millions)

	Common Stock
	Shares		Additional	Retained	NOV	Accum. Other	Total
	Outstanding	Par	Paid-In	Earnings	Net	Comprehensive	Stockholders’
	(in thousands)	Value	Capital	(Deficit)	Investment	Loss	Equity
January 1, 2014	—	—	—	—	1,802	—	1,802
Net income	—	—	—	58	58	—	116
Net transfers from NOV	—	—	—	—	75	—	75
Stock-based compensation	—	—	13	—	5	—	18
Reclassification of NOV net investment to additional paid-in capital	—	—	1,940	—	(1,940)	—	—
Exercise of stock options	14	—	—	—	—	—	—
Issuance of common stock at Separation	107,053	1	(1)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(45)	(45)
December 31, 2014	107,067	1	1,952	58	—	(45)	1,966
Net loss	—	—	—	(502)	—	—	(502)
Adjustment to income tax from spin-off	—	—	3	—	—	—	3
Stock-based compensation	—	—	27	—	—	—	27
Exercise of stock options	15	—	—	—	—	—	—
Vesting of restricted stock	200	—	—	—	—	—	—
Shares withheld for taxes	(63)	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	—	(89)	(89)
December 31, 2015	107,219	$1	$1,980	$(444)	$—	$(134)	$1,403
Net loss	—	—	—	(234)	—	—	(234)
Stock-based compensation	—	—	23	—	—	—	23
Exercise of stock options	20	—	—	—	—	—	—
Vesting of restricted stock	341	—	—	—	—	—	—
Shares withheld for taxes	(105)	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	—	(8)	(8)
December 31, 2016	107,475	$1	$2,002	$(678)	$—	$(142)	$1,183

See notes to consolidated financial statements.

NOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and Wilson Export brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

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

Basis of Presentation

All financial information presented before the Spin-Off represents the combined results of operations, financial position and cash flows for the Company and all financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows for the Company. Accordingly:

•	The Company’s consolidated balance sheet as of December 31, 2016 and December 31, 2015 are presented on a consolidated basis.
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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Property, Plant, and Equipment (Topic 360), and intangible assets within the scope of Intangibles—Goodwill and Other (Topic 350)) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company established a project steering committee and cross-functional implementation team to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts.  In addition, the implementation team is also responsible for identifying and implementing changes to business processes, systems and controls, if any, to support recognition and disclosure under the new standard. The Company plans to adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). While the Company is currently assessing the impact of the new standard, the revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely un-impacted by the new standard. Based on the Company’s preliminary assessment, which are subject to change, the Company does not expect this new guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). Under ASU 2014-15, management is to assess, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of December 31, 2016, with no impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value.” ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company plans to adopt this standard in the first quarter of fiscal year 2017 prospectively and does not expect a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that are reported relative to such amounts prior to adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), to provide guidance on specific cash inflows and outflows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted and requires retrospective application of these amendments unless not practicable, in which case amendments would be applied prospectively as of the earliest date practicable. The Company adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At December 31, 2016, the Company had a deferred charge of $1 million included in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S, no deferred charge will be recorded as a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt this standard in the first quarter of fiscal year 2017.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company plans to adopt this standard in the first quarter of fiscal year 2017 and does not expect a material impact on its consolidated financial statements.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or market and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations.

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

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has five reporting units for this purpose—United States Energy, United States Supply Chain, United States Process Solutions, Canada and International. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.

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

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, including discounted cash flow projections. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the discount rate. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates all of which represent unobservable inputs into valuation methodologies and are classified as level 3 inputs under the fair value hierarchy.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of property, plant and equipment and amortizable intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses, from remeasuring foreign currency transactions into the reporting currency, are included in other expense. Net foreign currency transaction losses were $1 million, $3 million and $2 million for the years ending December 31, 2016, 2015 and 2014, respectively, and are included in other expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company sells products through store fronts, on-site and eCommerce. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Generally, across every channel, these conditions are met when the product is shipped, delivered, or picked up by the customer. Revenues are presented net of return allowances and include freight charges billed to customers. Sales tax collected from customers is excluded from revenue in the accompanying consolidated statements of operations.

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

Vendor Consideration

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes. Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs incurred by the Company to sell the vendor’s product. Therefore, the Company treats these funds as a reduction of inventory when purchased and once these goods are sold to third parties the associated amount is credited to cost of products. The Company develops accrual rates for vendor consideration based on the provisions of the arrangements in place, historical trends, purchases and future expectations. Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit for certain sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to receivables. No single customer represents more than 10% of the Company’s revenue. The Company’s top 30 customers in aggregate represent approximately one-third of the Company’s revenue.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation—Stock Compensation”. Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. The Company settles stock option exercises with newly issued shares of stock.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts
Beginning balance	$38	$19	$22
Additions charged to costs and expenses	17	27	4
Charge-offs and other	(21)	(8)	(7)
Ending balance	$34	$38	$19

4. Inventories, net

Inventories consist primarily of (in millions):

	December 31,
	2016	2015	2014
Finished goods and other	$531	$737	$988
Less: inventory reserves	(48)	(44)	(39)
Total	$483	$693	$949
Inventory reserves:
Beginning balance	$44	$39	$31
Additions charged to expenses	36	54	8
Charge-offs and other	(32)	(49)	—
Ending balance	$48	$44	$39

5. Property, Plant and Equipment, net

Property, plant and equipment consist of ($ in millions):

	Estimated	December 31,
	Useful Lives	2016	2015
Information technology assets	1-7 Years	$47	$48
Operating equipment	2-15 Years	93	84
Buildings and land (1)	5-35 Years	95	98
Construction in progress		1	—
Total property, plant and equipment		236	230
Less: accumulated depreciation		(93)	(65)
Property, plant and equipment, net		$143	$165

(1)	Land has an indefinite life.

Depreciation expense was $32 million, $25 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2016	2015
Compensation and other related expenses	$25	$26
Customer credits and prepayments	27	21
Taxes (non income)	17	18
Other	31	29
Total	$100	$94

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2014	$220	$101	$25	$346
Additions	173	4	99	276
Impairment	(393)	—	—	(393)
Currency translation adjustments and other	—	(17)	(7)	(24)
Balance at December 31, 2015	—	88	117	205
Additions	$117	—	—	117
Currency translation adjustments and other	—	$3	$(14)	(11)
Balance at December 31, 2016	$117	$91	$103	$311

In connection with the Power Service acquisition (see Note 20 “Acquisitions”) and the related changes in the management structure, the Company established a new reporting unit, U.S. Process Solutions, under the United States reportable segment.  The U.S. Process Solutions reporting unit primarily consists of the Power Service business and the Odessa Pumps business (formally a U.S. Energy component with zero goodwill value). The U.S. Process Solutions reporting unit has a goodwill balance of $117 million, as a result of the fair value measurement of the net assets acquired in the Power Service acquisition.

During the fourth quarter of 2016, the Company performed its annual goodwill impairment test resulting in no impairment.  The calculated fair values of all of the Company’s reporting units were in excess of the respective reporting unit’s carrying value.

During the third quarter of 2015, the Company considered the sustained decline in worldwide oil and gas prices and rig counts as well as the decline in the market value of the Company’s stock, as indicators that the fair value of the Company’s reporting units’ goodwill could have fallen below their carrying value.  As a result, the Company performed a goodwill impairment test as of September 30, 2015, and recognized an estimated impairment of $255 million in U.S. Energy and International reporting units. Subsequently, in the fourth quarter of 2015 the Company completed its interim test and recognized an incremental loss of $138 million.  As a result, a total of $393 million goodwill impairment (U.S. Energy and U.S. Supply Chain) were recognized for the year ended December 31, 2015. The international reporting unit showed impairment indicators during the step 1 goodwill impairment calculation.  However, no impairment was recognized as a result of the step 2 analysis. The Company recorded a valuation allowance against the full value of its deferred tax assets in the United States, therefore, no tax benefit was reported on its goodwill impairment for the year ended December 31, 2015.  See Note 9 “Income Taxes” for a discussion of the valuation allowance recorded at December 31, 2015.

8. Intangibles

Identified intangible assets with determinable lives consist primarily of customer relationships, tradenames, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 1-20 years.

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2014:
Trademarks and patents	$61	$(9)	$52
Customer relationships	24	(4)	20
Other (covenant not to compete)	5	(4)	1
Total identified intangibles	$90	$(17)	$73
December 31, 2015:
Trademarks and patents	$85	$(14)	$71
Customer relationships	103	(12)	91
Other (covenant not to compete)	5	(4)	1
Currency translation adjustments and other	(2)	—	(2)
Total identified intangibles	$191	$(30)	$161
December 31, 2016:
Trademarks and patents	$105	$(20)	$85
Customer relationships	125	(22)	103
Other (covenant not to compete)	11	(6)	5
Currency translation adjustments and other	(11)	2	(9)
Total identified intangibles	$230	$(46)	$184

Amortization expense was $21 million, $13 million and $5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31	Estimated Amortization Expense
2017	$22
2018	19
2019	18
2020	18
2021	18

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

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
United States	$(206)	$(524)	$101
Foreign	(24)	6	77
Income (loss) before income taxes	$(230)	$(518)	$178

The provision (benefit) for income taxes for 2016, 2015 and 2014 consisted of the following (in millions):

	2016	2015	2014
U.S. Federal:
Current	$2	$(14)	$38
Deferred	(1)	(2)	3
	1	(16)	41
U.S. State:
Current	—	(1)	4
Deferred	—	—	—
	—	(1)	4
Foreign
Current	3	5	18
Deferred	—	(4)	(1)
	3	1	17
Income tax provision (benefit)	$4	$(16)	$62

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Income tax provision (benefit) at federal statutory rate	$(81)	$(181)	$62
Foreign tax rate differential	2	(1)	(6)
State income tax provision (benefit), net of federal benefit	(3)	(8)	3
Nondeductible expenses	8	3	2
Foreign tax credits	(2)	(3)	—
Nondeductible goodwill impairment	—	42	—
Change in valuation allowance	78	129	—
Change in contingency reserve and other	2	3	1
Income tax provision (benefit)	$4	$(16)	$62
Effective tax rate	(1.6)%	3.0%	34.9%

In 2015, the effective tax rate was impacted by nondeductible goodwill impairments and a valuation allowance recorded against the Company’s deferred tax assets in the United States. In 2016, the effective tax rate continues to be impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions. The change in valuation allowance excludes intercompany transactions as they do not impact consolidated income (loss) from continuing operations.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Deferred tax assets:
Allowances and operating liabilities	$8	$9	$2
Net operating loss carryforwards	78	13	1
Foreign tax credit carryforwards	5	3	—
Trade credit	3	4	4
Allowance for doubtful accounts	10	12	3
Inventory reserve	18	11	9
Stock-based compensation	19	19	12
Intangible assets	53	56	—
Other	6	1	3
Total deferred tax assets	200	128	34
Deferred tax liabilities:
Tax over book depreciation	(4)	(6)	(2)
Intangible assets	—	—	(18)
Total deferred tax liabilities	(4)	(6)	(20)
Net deferred tax assets before valuation allowance	196	122	14
Valuation allowance	(202)	(129)	—
Net deferred tax assets (liability)	$(6)	$(7)	$14

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Based upon the significant level of cumulative recent losses, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of the deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2016.  The change during the year in the valuation allowance was $64 million, $7 million, and $2 million, for the U.S., Canada and other foreign jurisdictions.

During the second quarter of 2016, the Company acquired Power Service (see Note 20 “Acquisitions”) and recorded a deferred tax liability of $19 million related to basis differences between U.S. GAAP and U.S. Tax associated with the acquisition and step-up to fair value of certain assets, primarily intangible assets. As a result of the additional deferred tax liability, a corresponding reduction in the Company’s valuation allowance was recorded against deferred tax assets in the U.S. The Company and the former shareholders of Power Service, Inc. came to an agreement to make an election under Internal Revenue Code Section 338(h)(10) to treat the acquisition of Power Service, Inc. as an asset acquisition for U.S. tax purposes during the fourth quarter of 2016. As a result, the Company recorded a step-up in the tax basis of the assets acquired from Power Service, Inc. and reversed $18 million of the deferred tax liability and the corresponding reduction in the valuation allowance recorded in the second quarter of 2016. Overall, the Company’s net deferred tax liability increased and valuation allowance decreased by $1 million during the year ended December 31, 2016 as a result of the Power Service acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2016	2015	2014
Unrecognized tax benefit at January 1	$1	$—	$—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	1	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit at December 31	$1	$1	$—

The balance of unrecognized tax benefits at December 31, 2016 and 2015 was $1 million and $1 million, respectively. These unrecognized tax benefits are included as a reduction to deferred tax assets in the consolidated balance sheet at December 31, 2016 and 2015. If the $1 million of unrecognized tax benefits are ultimately realized, $1 million would be recorded as a reduction of income tax expense. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. During the year ended December 31, 2016, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity, but are generally open in the U.S. for the tax years ending after 2012 and outside the U.S. for the tax years ending after 2010. The Company is indemnified for any income tax expense exposures related to periods prior to the Separation under the Tax Matters Agreement with NOV.

In the United States, the Company has $194 million and $30 million of net operating loss carryforwards as of December 31, 2016 and December 31, 2015, which will expire in 2036 and 2035, respectively. The potential benefit of $68 million has been reduced by a $68 million valuation allowance.  Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses.  In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses.

The Company has $105 million and $35 million of state net operating loss carryforwards as of December 31, 2016 and December 31, 2015, which will expire between 2020 through 2036. The potential benefit of $4 million has been reduced by a $4 million valuation allowance.

Outside the United States, the Company has $26 million and $7 million of net operating loss carryforwards as of December 31, 2016 and December 31, 2015, of which $9 million have no expiration and $17 million will expire in future years through 2026. The potential benefit of $7 million has been reduced by a $7 million valuation allowance.

Also in the United States, the Company has $5 million and $3 million of excess foreign tax credits as of December 31, 2016 and December 31, 2015. The potential benefit of $5 million has been reduced by a $5 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, the amount of undistributed earnings of foreign subsidiaries was approximately $140 million. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. These earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

On January 20, 2016, the Company entered into an amendment (the “Amendment”) to its credit facility dated as of April 18, 2014 (the “Credit Agreement”). The Amendment, among other things, (i) suspends, until the Company elects otherwise, the Credit Agreement’s minimum interest coverage ratio effective as of December 30, 2015, (ii) adds a minimum asset coverage ratio (as defined in the Credit Agreement), which requires that the ratio of the value of the Company’s eligible assets (value of qualified cash, eligible inventory and eligible accounts receivable) to the amount of its outstanding obligations under the Credit Agreement is no less than 1.50 to 1.00, (iii) reduces the maximum capitalization ratio (as defined in the Credit Agreement) from 50% to 45%, (iv) increases the applicable interest margin on current borrowings by 75 basis points and the current commitment fee by 5 basis points and (v) reduces sub-facilities for standby letters of credit and swingline loans to $40 million and $25 million, respectively. In connection with the Amendment, the Company also entered into a Security Agreement dated as of January 20, 2016 (the “Security Agreement”) pursuant to which it granted the lenders under the Credit Agreement customary security interests in substantially all of the Company’s U.S. assets and in approximately 65% of the equity interests of the Company’s first-tier foreign subsidiaries.

As of December 31, 2016, the Company had borrowed $65 million against its senior secured revolving credit facility, and had $446 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 87%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of December 31, 2016, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility remain at $750 million. The amended credit facility continues to include the $250 million accordion feature and still expires on April 18, 2019, subject to certain conditions.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $18 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of December 31, 2016. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of December 31, 2016, these credit arrangements totaled approximately $44 million, of which the Company was contingently liable for approximately $12 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2029. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $50 million, $51 million and $61 million in 2016, 2015 and 2014, respectively.

In connection with 2016 and 2015 acquisitions, the Company entered into leases with former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $3 million and $2 million for the years ended December 31, 2016 and 2015, respectively. Total future commitments related to these operating leases is approximately $11 million through 2023.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2016, are payable as follows (in millions):

2017	$39
2018	28
2019	18
2020	13
2021	9
Thereafter	18
Total future lease commitments	$125

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

The Employee Matters Agreement governs the Company and NOV’s compensation and employee benefit obligations with respect to current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. This agreement also provides the adjustment mechanisms to be applied as a result of the Spin-Off to convert outstanding NOV equity awards held by Company employees to Company awards.

The Transition Service Agreement provides for transitional services in the areas of information technology, tax, accounting, finance and employee benefits and are initially short-term in nature. The charges under these transition service agreements will be at cost-based rates. For the period from May 31 through September 30, 2014, the net amount of less than $1 million incurred by the Company under this agreement was recognized in warehousing, selling and administrative in the consolidated statements of operations. No amounts were reflected in the consolidated statements of operations prior to May 31, 2014, as the Transition Service Agreement was not effective prior to the Spin-Off.

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

During 2014, NOW Inc. was allocated $6 million of general corporate expenses incurred by NOV which was included within warehousing, selling and administrative expenses in the consolidated statements of operations. Allocations from NOV discontinued as of May 30, 2014.

NOV Net Investment

Prior to the Spin-Off, net contributions from NOV invested equity were included within NOV net investment on the consolidated balance sheets and statements of cash flows.

As a result of the separation and distribution, certain adjustments were made to true-up the differences between the book basis and the tax basis of certain assets and liabilities as well as liabilities assumed by NOV, which resulted in a $3 million adjustment to deferred tax balances with an offsetting reduction to additional paid-in capital for the years ended December 31, 2015.

	Year Ended December 31,
(In millions)	2015	2014
Net contribution from (distributions to) NOV per the consolidated statements of stockholders’ equity	$3	$138
Non-cash adjustments:
Stock-based compensation	—	(5)
Net transfer of assets and liabilities from NOV	—	(8)
Adjustment to income tax from spin-off	(3)	—
Less: Net income (loss) attributable to NOV net investment prior to the Spin-off	—	(58)
Net contributions from (distributions to) NOV per the consolidated statements of cash flows	—	$67

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

The table below provides data about the fair value of the derivative instruments that are recorded in the consolidated balance sheets (in millions):

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$1	$—	$2	$2
(1)

Included in other current liabilities and other current assets in the consolidated balance sheets. The total notional amount of the forward foreign exchange contracts was approximately $76 million and $187 million at December 31, 2016 and 2015, respectively.

The table below provides the gains and (losses) recognized in other income in the accompanying consolidated statements of operations related to the Company’s derivative instruments (in millions):

	Years Ended December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$12	$(4)	$—

As of December 31, 2016, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation
Adjustments
Balance at December 31, 2015	(134)
Other comprehensive loss	(8)
Balance at December 31, 2016	(142)

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

15. Business Segments

The Company has five operating segments, which are (1) United States Energy, (2) United States Supply Chain, (3) United States Process Solutions, (4) Canada and (5) International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The United States Energy, United States Supply Chain and United States Process Solutions operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments. They have been aggregated in to the United States reportable segment. Total assets for each reportable segment are those owned or allocated to each segment by the Company's internal management reporting systems and include inter-segment assets that were eliminated for the presentation of total assets in the accompanying Consolidated Balance Sheets.

United States

The Company has more than 200 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of more than 55 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in approximately 20 countries and serves the needs of its international customers from more than 35 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2016
Revenue	$1,445	$258	$404	$2,107
Operating loss	(192)	(18)	(12)	(222)
Depreciation and amortization	40	3	10	53
Property, plant and equipment, net	104	15	24	143
Total assets	1,112	306	185	1,603
2015
Revenue	$2,027	$378	$605	$3,010
Operating profit (loss)	(515)	(1)	6	(510)
Impairment of goodwill	(393)	—	—	(393)
Depreciation and amortization	26	3	9	38
Property, plant and equipment, net	119	16	30	165
Total assets	1,266	300	266	1,832
2014
Revenue	$2,793	$669	$643	$4,105
Operating profit	89	47	45	181
Depreciation and amortization	16	3	2	21
Property, plant and equipment, net	101	20	3	124
Total assets	1,733	500	363	2,596

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2016	2015	2014
Product Category
Drilling and production	$496	$632	$991
Pipe	287	509	723
Valves	374	538	801
Fittings and flanges	350	448	667
Mill tool, MRO, safety and other	600	883	923
Total	$2,107	$3,010	$4,105

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

For the years ended December 31, 2016 and 2015, a total of approximately 7 million and 6 million potentially dilutive shares were excluded from the computation of diluted earnings (loss) per share due to the Company recognizing a net loss for the period. For the year ended December 31, 2014, a total of approximately 3 million potentially dilutive shares were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect. See Note 17 “Stock-based Compensation and Outstanding Awards” for a description of the terms and conditions of these securities.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Year Ended December 31,
	2016	2015	2014
Numerator for basic and diluted net income (loss) per share attributable to the Company's stockholders:
Net income (loss) attributable to the Company	$(234)	$(502)	$116
Less: net income attributable to nonvested shares(1)	—	—	(1)
Net income (loss) attributable to the Company's stockholders	$(234)	$(502)	$115
Denominator for basic earnings (loss) per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,416,181	107,173,972	107,058,843
Effect of dilutive securities: Dilutive effect of stock based compensation	—	—	497,301
Denominator for diluted earnings (loss) per share attributable to the Company's stockholders:	107,416,181	107,173,972	107,556,144
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(2.18)	$(4.68)	$1.07
Diluted	$(2.18)	$(4.68)	$1.06

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

Stock-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 totaled $23 million, $27 million and $18 million, respectively. Tax benefit recognized from this expense for the years ended December 31, 2016, 2015 and 2014 was $6 million, $7 million and $5 million, respectively. Forfeitures are recognized as they occur.

As of December 31, 2016, the Company has granted stock options, RSAs, RSUs and PSAs to its employees which are described in more detail below.

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

For the stock options granted in 2016 and 2015, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock, and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term.

For the stock options granted in 2014, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on NOV’s actual volatility for traded options for the past 10 years prior to grant date. The risk-free rate was based on observed interest rates appropriate for the term of the employee stock options. The expected dividends were based on NOV’s history and expectation of dividend payouts. The expected term was based on NOV’s actual employee exercise activity for the past ten years.

	Year Ended December 31,
	2016	2015	2014
Valuation Assumptions:
Expected volatility	44.0%	41.2%	50.0%
Risk-free interest rate	1.3%	1.4%	0.9%
Expected dividends (per share)	$—	$—	$0.75
Expected term (in years)	4.5	4.5	3.4

The following table summarizes award activity for stock options:

Stock Options(1)	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2015	3,990	$29.81
Granted	978	14.02
Forfeited	(95)	22.75
Exercised or settled	(20)	14.06
Outstanding as of December 31, 2016	4,853	$26.83	5.7	$7
Exercisable at December 31, 2016	3,225	$30.58	5.5	$1

(1)	All stock option awards presented in this table are for NOW stock only.

The weighted-average grant-date fair value of options granted for the years ended December 31, 2016 and 2015 was $5.29 and $8.06, respectively. The total intrinsic value of options exercised for the years ended December 31, 2016, 2015, and 2014 was less than $1 million. As of December 31, 2016, unrecognized compensation cost related to stock option awards was $6 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes award activity for restricted stock awards and restricted stock units:

RSAs / RSUs(1)	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2015	2,384	$29.31
Granted	295	14.71
Vested(2)	(341)	28.23
Forfeited	(27)	25.52
Nonvested as of December 31, 2016	2,311	$27.66

(1)	All RSUs and RSAs presented in this table are for NOW stock only.
(2)	105 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $14.71, $22.59, and $29.02 for RSA and RSU granted for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, unrecognized compensation cost related to RSAs and RSUs was $31 million, which is expected to be recognized over a weighted average period of 2.6 years. The total vest-date fair value of shares vested for the years ended December 31, 2016, 2015, and 2014 was $6 million, $4 million, and $0, respectively.

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

For the year ended December 31, 2016, the Company granted PSAs to senior management employees with potential payouts varying from zero to 318,722 shares. The PSAs can be earned over a three-year performance period, based on three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric (market-condition), (ii) one-third of the PSAs have an EBITDA metric (performance-condition), and (iii) one-third of the PSAs have a Working Capital (WC) metric (performance-condition).

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2015	73	$24.34
Granted	169	16.47
Vested	—	—
Forfeited	(9)	19.83
Nonvested as of December 31, 2016	233	$18.81

The weighted- average grant-date fair value of PSAs granted for the years 2016 and 2015 was $16.47 and $24.34, respectively. As of December 31, 2016, unrecognized compensation cost related to PSAs was $2 million, which is expected to be recognized over a weighted average period of 1.8 years.

18. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Revenue	$548	$501	$520	$538
Operating expenses
Cost of products	461	418	433	450
Warehousing, selling and administrative	152	140	140	135
Operating loss	(65)	(57)	(53)	(47)
Other expense	(2)	(2)	(3)	(1)
Loss before income taxes	(67)	(59)	(56)	(48)
Income tax provision (benefit)	(4)	(15)	—	23
Net loss	$(63)	$(44)	$(56)	$(71)
Loss per share:
Basic loss per common share	$(0.59)	$(0.40)	$(0.53)	$(0.66)
Diluted loss per common share	$(0.59)	$(0.40)	$(0.53)	$(0.66)
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	107	107	107
Year ended December 31, 2015
Revenue	$863	$750	$753	$644
Operating expenses
Cost of products	708	626	636	538
Warehousing, selling and administrative	163	151	153	152
Impairment of goodwill	—	—	255	138
Operating loss	(8)	(27)	(291)	(184)
Other expense	(4)	(2)	—	(2)
Loss before income taxes	(12)	(29)	(291)	(186)
Income tax provision (benefit)	(2)	(10)	(67)	63
Net loss	$(10)	$(19)	$(224)	$(249)
Loss per share:
Basic loss per common share	$(0.09)	$(0.18)	$(2.09)	$(2.33)
Diluted loss per common share	$(0.09)	$(0.18)	$(2.09)	$(2.33)
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	107	107	107

19. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2016 the Company had approximately 4,500 employees, of which approximately 300 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2016, 2015 and 2014, employer contributions for defined contribution plans were $13 million, $14 million, and $13 million, respectively, and all funding is current.

Defined Benefit Pension Plans

The company sponsors two defined benefit plans in the UK which are frozen.

Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million each year for the years ended December 31, 2016, 2015 and 2014.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2016 and 2015, are as follows (in millions):

	Pension Benefits
At year end	2016	2015
Benefit obligation at beginning of year	$16	$4
Interest cost	1	1
Actuarial loss (gain)	3	(1)
Benefits paid	(1)	—
Plan settlements	(3)	—
Foreign currency exchange rate changes	(3)	(1)
Acquisitions (disposals)	—	13
Benefit obligation at end of year	13	16

Fair value of plan assets at beginning of year	$18	$5
Actual return	2	(1)
Benefits paid	(1)	—
Company contributions	1	1
Plan settlements	(3)	—
Foreign currency exchange rate changes	(2)	—
Acquisitions (disposals)	—	13
Fair value of plan assets at end of year	15	18

Funded status	2	2
Accumulated benefit obligation at end of year	13	16

The net asset is presented within other assets on the consolidated balance sheet.

Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2016	2015
Discount rate:	2.70%	3.70%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2016	2015	2014
Discount rate:	3.70%	3.10% - 3.90%	3.90% - 4.40%
Expected return on assets:	4.04% - 4.50%	2.13% - 5.50%	5.50%

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

The Company expects to pay future benefit amounts on its defined benefit plans of less than $1 million for each of the next five years and in the aggregate $3 million for the five years thereafter. The Company expects to contribute less than $1 million to its pension plans in 2017.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2015:
Equity securities	$10	$10	$—	$—
Fixed Income Securities	3	3	—	—
Other	5	—	5	—
Total Fair Value Measurements	$18	$13	$5	$—

December 31, 2016:
Equity securities	$8	$8	$—	$—
Fixed Income Securities	3	3	—	—
Other	4	—	4	—
Total Fair Value Measurements	$15	$11	$4	$—

20. Acquisitions

2016 Acquisition

On June 1, 2016, the Company acquired Power Service, Inc., Industrial Tool & Repair, Inc. and Power Transportation LLC (collectively, “Power Service”) for a purchase price consideration of $178 million, including $175 million cash paid and $3 million accrual which was subsequently paid in January 2017. Power Service is known as a premier one-stop shop for modularized well hook-ups. This acquisition primarily expands NOW’s market in the western United States. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

As of December 31, 2016, the Company completed its preliminary valuations of this acquisition as of the acquisition date and recognized goodwill of $117 million and intangible assets of $45 million which is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The measurement period adjustments are shown below, primarily as a result of making an election under Internal Revenue Code Section 338(h)(10) to treat the acquisition of Power Service, Inc. as an asset acquisition for U.S. tax purposes during the fourth quarter of 2016 (see Note 9 “Income Taxes”). Following is the purchase price allocation detail and the measurement period adjustments (in millions):

	As initially reported	Measurement period adjustments	December 31, 2016 (as adjusted)
Net purchase price	$176	$2	$178
Fair value of net assets acquired:
Current assets other than cash	26	(1)	25
Property, plant and equipment	12	—	12
Trade names (estimated useful lives of 20 years)	21	(1)	20
Customer relationships (estimated useful lives of 10 years)	25	—	25
Current liabilities	(19)	(1)	(20)
Deferred tax liabilities	(19)	18	(1)
Total fair value of net assets acquired	$46	$15	$61
Goodwill(1)	$130	$(13)	$117
(1)

The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefits that the Company believes will result from combining its operations with those of businesses acquired. The amount of goodwill recognized that is expected to be deductible for income tax purposes is $114 million.

The Purchase Agreement with Power Service contains non-compete agreements with certain employees. The Company identified these agreements as a separate transaction and recognized a non-compete intangible asset of $7 million with a two-year life. Amortization expense for these agreements recognized for the year ended December 31, 2016 was approximately $2 million.

The Company recognized $2 million in acquisition-related costs for the year ended December 31, 2016. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

2015 Acquisitions

For the year ended December 31, 2015, the Company completed eight acquisitions for an aggregate purchase price consideration of approximately $544 million in cash. These acquisitions primarily expand NOW’s market in Australia, Canada, Mexico, Norway, the Philippines, the United Kingdom and the United States. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of acquisition. In connection with one of the acquisitions, the Company agreed to make contingent consideration payments of up to $6 million upon the attainment of certain profitability milestones. At the acquisition date, the Company estimated the fair value for contingent consideration to be approximately $4 million by using a Monte Carlo simulation using level 3 inputs because the fair value was derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. Changes in fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in estimated fair value occurs. For the year ended December 31, 2016, the Company recognized less than $1 million gain in warehousing, selling and administrative in the accompanying consolidated statements of operations.

The Company completed its valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $276 million and intangible assets of $103 million. An aggregated working capital adjustment of $6 million was recognized during the measurement period for the year ended December 31, 2015.

The following table summarizes the consideration paid for the eight acquisitions and the assets acquired and liabilities assumed recognized (in millions):

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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the acquisitions occurred on January 1, 2014. This information is based on historical results of operations, adjusted to give effect to pro forma events that are directly attributable to the acquisitions and factually supportable. Additionally, certain pro forma adjustments have been made to the historical results in order to (i) present them in U.S. dollars; (ii) align accounting periods; (iii) conform their statutory income tax rates to those applied by the Company; (iv) reflect the increase of cost of goods sold, depreciation and amortization from the fair value step-up as if the acquisitions had occurred on January 1, 2014.

The pro forma information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions occurred at the beginning of fiscal year 2014 (in millions).

	Year Ended December 31,
	2015	2014
Revenue	$3,255	$4,847
Net loss	$(482)	$(131)