Form 10-Q
period 2017-03-31
NOW Inc.
filed 2017-05-03
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2017 the registrant had 107,667,793 shares of common stock (excluding 1,971,645 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102	$106
Receivables, net	412	354
Inventories, net	491	483
Prepaid and other current assets	20	16
Total current assets	1,025	959
Property, plant and equipment, net	136	143
Deferred income taxes	2	1
Goodwill	316	311
Intangibles, net	180	184
Other assets	4	5
Total assets	$1,663	$1,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$305	$246
Accrued liabilities	94	100
Other current liabilities	—	1
Total current liabilities	399	347
Long-term debt	82	65
Deferred income taxes	6	7
Other long-term liabilities	1	1
Total liabilities	488	420
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,667,793 and 107,474,904 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	2,007	2,002
Accumulated deficit	(701)	(678)
Accumulated other comprehensive loss	(132)	(142)
Total stockholders' equity	1,175	1,183
Total liabilities and stockholders' equity	$1,663	$1,603

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$631	$548
Operating expenses:
Cost of products	517	461
Warehousing, selling and administrative	135	152
Operating loss	(21)	(65)
Other expense	(2)	(2)
Loss before income taxes	(23)	(67)
Income tax benefit	—	(4)
Net loss	(23)	(63)
Loss per share:
Basic loss per common share	$(0.21)	$(0.59)
Diluted loss per common share	$(0.21)	$(0.59)
Weighted-average common shares outstanding, basic	108	107
Weighted-average common shares outstanding, diluted	108	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Net loss	$(23)	$(63)
Other comprehensive income:
Foreign currency translation adjustments	10	23
Comprehensive loss	(13)	(40)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23)	$(63)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13	12
Deferred income taxes	(2)	(2)
Stock-based compensation	6	6
Provision for doubtful accounts	(1)	7
Provision for inventory	5	13
Other, net	—	—
Change in operating assets and liabilities, net of acquisitions:
Receivables	(53)	72
Inventories	(11)	55
Prepaid and other current assets	(4)	1
Accounts payable and accrued liabilities	52	(7)
Income taxes receivable, net	(1)	(3)
Other assets / liabilities, net	(2)	(2)
Net cash provided by (used in) operating activities	(21)	89
Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(1)
Business acquisitions, net of cash acquired	(3)	—
Other, net	2	1
Net cash provided by (used in) investing activities	(2)	—
Cash flows from financing activities:
Borrowing under the revolving credit facility	59	10
Repayments under the revolving credit facility	(42)	(63)
Other	(1)	(4)
Net cash provided by (used in) financing activities	16	(57)
Effect of exchange rates on cash and cash equivalents	3	9
Net change in cash and cash equivalents	(4)	41
Cash and cash equivalents, beginning of period	106	90
Cash and cash equivalents, end of period	$102	$131

  See notes to unaudited consolidated financial statements.

NOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and Wilson Export brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in over 80 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and other facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. See Note 11 “Derivative Financial Instruments” for the fair value of derivative financial instruments.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company continues to review key contracts with customers and determine the impact on processes, systems and controls. In addition, the implementation team is also responsible for identifying and implementing changes to business processes, systems and controls, if any, to support recognition and disclosure under the new standard. The Company plans to adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). While the Company is currently assessing the impact of the new standard, the revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. Based on the Company’s preliminary assessment, which is subject to change, the Company does not expect this new guidance to have a material impact on the consolidated financial statements. The Company expects to expand its revenue recognition disclosures to address the quantitative and qualitative requirements in the standard.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost on the income statement. This standard only allows the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-07 on its consolidated financial statements.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value.” ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017, with no material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), to provide guidance on specific cash inflows and outflows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted and requires retrospective application of these amendments unless not practicable, in which case amendments would be applied prospectively as of the earliest date practicable. The Company early adopted this standard as of December 31, 2016, with no impact to its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. The Company early adopted this standard in the first quarter of fiscal year 2017 and reversed a deferred charge of $1 million previously recorded in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S., the deferred charge recorded as a cumulative-effect adjustment to accumulated deficit netted to zero.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company early adopted this standard as of January 1, 2017, for use in its goodwill impairment testing.

2. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2017	December 31, 2016
Information technology assets	1-7 Years	$47	$47
Operating equipment	2-15 Years	93	93
Buildings and land (1)	5-35 Years	95	95
Construction in progress		2	1
Total property, plant and equipment		237	236
Less: accumulated depreciation		(101)	(93)
Property, plant and equipment, net		$136	$143

(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2017	December 31, 2016
Compensation and other related expenses	$30	$25
Customer credits and prepayments	20	27
Taxes (non-income)	13	17
Other	31	31
Total	$94	$100

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

As of March 31, 2017, the Company had borrowed $82 million against its senior secured revolving credit facility, and had $467 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 85%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of March 31, 2017, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility remain at $750 million and the amended credit facility continues to include the $250 million accordion feature, subject to certain conditions.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2016	$(142)
Other comprehensive income	10
Balance at March 31, 2017	$(132)

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

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$439	$357
Canada	96	63
International	96	128
Total revenue	$631	$548
Operating profit (loss):
United States	$(26)	$(59)
Canada	3	(6)
International	2	—
Total operating loss	$(21)	$(65)
Operating profit (loss) % of revenue:
United States	(5.9%)	(16.5%)
Canada	3.1%	(9.5%)
International	2.1%	—
Total operating loss %	(3.3%)	(11.9%)

7. Income Taxes

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

The effective tax rate for the three months ended March 31, 2017 was 1.8%, compared to 5.2% for the same period in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2017. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

8. Loss Per Share (“EPS”)

For the three months ended March 31, 2017 and 2016, 7,762,312 and 6,951,056, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted loss per share follows (in millions, except share data):

	Three Months Ended March 31,
	2017	2016

Numerator for basic and diluted net loss per share attributable to the Company's stockholders:
Net loss attributable to the Company's stockholders	$(23)	$(63)
Denominator for basic loss per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,550,846	107,272,937
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	—
Denominator for diluted loss per share attributable to the Company's stockholders	107,550,846	107,272,937
Loss per share attributable to the Company's stockholders:
Basic	$(0.21)	$(0.59)
Diluted	$(0.21)	$(0.59)

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

9. Stock-based Compensation and Outstanding Awards

In connection with the Separation, the Company and NOV entered into the Employee Matters Agreement which governs the Company and NOV’s compensation and employee benefit obligations with respect to current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. Such agreement provided the adjustment mechanisms applied as a result of the Spin-Off to convert outstanding NOV equity awards held by Company employees to Company awards.

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock awards (“PSAs”).

For the three months ended March 31, 2017, the Company granted 915,037 stock options with a weighted average fair value of $7.07 per share and 146,723 shares of RSAs and RSUs with a weighted average fair value of $20.64 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 169,346 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $6 million for the three months ended March 31, 2017 and 2016.

10. Commitments and Contingencies

In connection with the Spin-Off, the Company and NOV entered into a Separation and Distribution Agreement which contains the key provisions related to the separation from NOV and the distribution of the Company’s common stock to NOV shareholders. The Separation and Distribution Agreement separated the assets related to the Company’s business from NOV, along with liabilities related to such assets, which now reside with the Company. In general, the Company agrees to indemnify NOV from liabilities arising from the Company’s business and assets, and NOV agrees to indemnify the Company from liabilities arising from NOV’s business and assets (that remained with NOV), except as otherwise provided in such agreement.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of March 31, 2017.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of March 31, 2017, these credit arrangements totaled approximately $46 million, of which the Company was contingently liable for approximately $11 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

11. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. The Company has entered into certain financial derivative instruments to manage this risk.

The derivative financial instruments the Company has entered into are forward exchange contracts which have terms of less than one year to economically hedge foreign currency exchange rate risk on recognized non-functional currency monetary accounts. The purpose of the Company’s foreign currency economic hedging activities is to economically hedge the Company’s risk from changes in the fair value of non-functional currency denominated monetary accounts.

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

The table below provides data about the fair value of the derivative instruments that are recorded in the consolidated balance sheets (in millions):

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$1	$—	$1	$—

(1)

Included in other current liabilities and other current assets in the consolidated balance sheets. The total notional amount of the forward foreign exchange contracts was approximately $26 million and $76 million at March 31, 2017 and December 31, 2016, respectively.

The table below provides the gains recognized in other income in the accompanying consolidated statements of operations related to the Company’s derivative instruments (in millions):

	Three Months Ended March 31,
	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1	$6

As of March 31, 2017, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

12. Acquisitions

On June 1, 2016, the Company acquired Power Service, Inc., Industrial Tool & Repair, Inc. and Power Transportation LLC (collectively, “Power Service”) for a purchase price consideration of $179 million. Power Service is known as a premier one-stop shop for modularized well hook-ups. This acquisition primarily expands NOW’s market in the western United States. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations of this acquisition as of the acquisition date and recognized goodwill of $119 million and intangible assets of $45 million which is subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

During the three months ended March 31, 2017, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. The effect of these adjustments resulted in a $1 million increase to the purchase price, current asset and current liabilities, and a $1 million decrease to property, plant and equipment. The net impact of these adjustments was a $2 million increase to goodwill.

Following is the purchase price allocation detail (in millions):

	As of March 31, 2017
Net purchase price		$179
Fair value of net assets acquired:
Current assets other than cash	26
Property, plant and equipment	11
Trade names (estimated useful lives of 20 years)	20
Customer relationships (estimated useful lives of 10 years)	25
Current liabilities	(21)
Deferred tax liabilities	(1)
Total fair value of net assets acquired		60
Goodwill(1)		$119

(1)

The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefits that the Company believes will result from combining its operations with those of businesses acquired. The amount of goodwill recognized that is expected to be deductible for income tax purposes is $116 million.

The Purchase Agreement with Power Service contains non-compete agreements with certain employees. The Company identified these agreements as a separate transaction and recognized a non-compete intangible asset of $7 million with a two-year life. Amortization expense for these agreements recognized for the quarter ended March 31, 2017 was approximately $1 million.

The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, changes in applicable government regulations, increased borrowing costs, competition between us and our former parent company, NOV, the triggering of rights and obligations by the Spin-Off or any litigation arising out of or related to the Separation, impairments in goodwill or other intangible assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction. We also provide supply chain management solutions to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer warehouse and inventory management solutions as part of a comprehensive supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

Our solutions can include outsourcing the functions of procurement, inventory and warehouse management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAP™ Enterprise Resource Planning (“ERP”) system and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for all the major oil and gas producing regions around the world through our comprehensive network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation utilities and industrial manufacturing operations and customer on-site locations.

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

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the Company’s financials and operations worldwide, enhancing decision making and efficiency.

Demand for our products is driven primarily by the level of oil and gas drilling, servicing and production, transmission, refining and petrochemical and industrial manufacturing activities. It is also influenced by the global economy in general and by government policies. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors.

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Peru, the Philippines, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 6 “Business Segments” of the notes to the unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

United States

We have more than 200 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process equipment, fluid transfer products, measurement and controls, along with many other products required by our customers, which enable them to focus on their core business while we manage their supply chain. We also provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas and industrial manufacturing.

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 35 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in the U.S., as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2017 and 2016 and the fourth quarter of 2016 include the following:

			%		%
			1Q17 v		1Q17 v
	1Q17*	1Q16*	1Q16	4Q16*	4Q16
Active Drilling Rigs:
U.S.	739	555	33.2%	586	26.1%
Canada	299	164	82.3%	179	67.0%
International	939	1,016	(7.6%)	925	1.5%
Worldwide	1,977	1,735	13.9%	1,690	17.0%

West Texas Intermediate Crude Prices (per barrel)	$51.77	$33.18	56.0%	$49.14	5.4%
Natural Gas Prices ($/MMBtu)	$3.01	$2.00	50.5%	$3.04	(1.0%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$620.66	$399.89	55.2%	$526.53	17.9%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2017, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count increased 17.0% (from 1,690 rigs to 1,977 rigs) and the U.S. increased 26.1% (from 586 rigs to 739 rigs) in the first quarter of 2017 compared to the fourth quarter of 2016. The average price per barrel of West Texas Intermediate Crude increased 5.4% (from $49.14 per barrel to $51.77 per barrel) and natural gas prices declined 1.0% (from $3.04 per MMBtu to $3.01 per MMBtu) in the first quarter of 2017 compared to the fourth quarter of 2016. The average price per short ton of Hot-Rolled Coil increased 17.9% (from $526.53 per short ton to $620.66 per short ton) in the first quarter of 2017 compared to the fourth quarter of 2016.

U.S. rig count at April 13, 2017 was 847 rigs, up 108 rigs compared to the first quarter of 2017 average of 739 rigs. The price for West Texas Intermediate Crude was $53.19 per barrel at April 13, 2017, up 2.7% from the first quarter average of 2017. The price for natural gas was $3.00 per MMBtu at April 13, 2017, down 0.3% from the first quarter average of 2017. The price for Hot-Rolled Coil was $646.83 per short ton at April 10, 2017, up 4.2% from the first quarter average of 2017.

Executive Summary

For the three months ended March 31, 2017, the Company generated a net loss of $23 million on $631 million in revenue. Revenue increased $83 million or 15.1% for the three months ended March 31, 2017 when compared to the corresponding period of 2016. For the three months ended March 31, 2017, net loss narrowed $40 million when compared to the corresponding period of 2016.

For the three months ended March 31, 2017, the Company generated an operating loss of $21 million or negative 3.3% of revenue, compared to an operating loss of $65 million or negative 11.9% of revenue for the corresponding period of 2016.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. After the longest period of decline since the 1980s, the business environment seems to have steadied in the second half of 2016 and continued to grow into the first quarter of 2017, suggesting that we are seeing bottom-of-cycle conditions. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig demand.

Our approach continues to be to focus on what we can control. We take a long-term approach advancing our strategic goals, but manage the Company based on market conditions. We remain diligent about managing our expenses and working capital to reflect the market opportunities as they develop. We believe that our history of managing through these cycles, paired with our resources and minimal capital expenditure requirements, will enable us to maximize on new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$439	$357
Canada	96	63
International	96	128
Total revenue	$631	$548
Operating profit (loss):
United States	$(26)	$(59)
Canada	3	(6)
International	2	—
Total operating loss	$(21)	$(65)
Operating profit (loss) % of revenue:
United States	(5.9%)	(16.5%)
Canada	3.1%	(9.5%)
International	2.1%	—
Total operating loss %	(3.3%)	(11.9%)

United States

For the three months ended March 31, 2017, revenue was $439 million, an increase of $82 million or 23.0%, when compared to the corresponding period of 2016. This increase was primarily driven by a year over year improvement in U.S. rig count, coupled with incremental revenue gain of approximately $30 million from acquisitions in the period.

For the three months ended March 31, 2017, the U.S. generated an operating loss of $26 million or negative 5.9% of revenue, a narrowing of $33 million, when compared to the corresponding period of 2016. For the three months ended March 31, 2017, U.S. operating loss improved primarily due to the increase in volume discussed above, coupled with lower inventory charges and lower employee-related expenses in the period.

Canada

For the three months ended March 31, 2017, revenue was $96 million, an increase of $33 million or 52.4%, when compared to the corresponding period of 2016. This increase was primarily driven by an 82% increase in Canadian rig count.

For the three months ended March 31, 2017, Canada generated an operating profit of $3 million or 3.1% of revenue, an increase of $9 million, when compared to the corresponding period of 2016. Operating profit increased in the period primarily due to the increase in volume discussed above.

International

For the three months ended March 31, 2017, revenue was $96 million, a decline of $32 million or 25.0%, when compared to the corresponding period of 2016. This decrease was a result of the completion of a large project in the first quarter of 2016 that did not repeat, coupled with a softening in the overall international market, as evidenced by an 8% decline in International rig count.

For the three months ended March 31, 2017, the international segment generated an operating profit of $2 million or 2.1% of revenue, an increase of $2 million, when compared to the corresponding period of 2016. Despite the revenue decline discussed above, overall operating profit improved primarily due to reduced bad debt charges, paired with realized cost savings.

Cost of products

For the three months ended March 31, 2017, cost of products was $517 million compared to $461 million for the corresponding period in 2016. The changes were primarily due to an increase in revenue, offset by a reduction in inventory adjustments made in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three months ended March 31, 2017, warehousing, selling and administrative costs were $135 million, compared to $152 million for the corresponding period of 2016. This decrease is related to cost-cutting initiatives taken in the period, as well as a reduction in accounts receivables charges, offset by the impact of additional operating expenses associated with an acquisition. Warehousing, selling and administrative costs include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three months ended March 31, 2017, other expense was $2 million, compared to $2 million for the corresponding period of 2016. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Income tax benefit

The effective tax rate for the three months ended March 31, 2017 was 1.8%, compared to 5.2%, for the same period in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, we continue to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2017. We will evaluate the use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended March 31,
	2017	2016
Net loss (1)	$(23)	$(63)
Interest, net (2)	1	—
Income tax benefit	—	(4)
Depreciation and amortization	13	12
Other costs (3)	—	4
EBITDA excluding other costs	$(9)	$(51)
EBITDA % excluding other costs (4)	(1.4%)	(9.3%)

(1)

We believe that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and our computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(2)	Interest, net was less than $1 million for the three months ended March 31, 2016.
(3)

Other costs primarily includes the transaction costs associated with acquisition activity, including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating loss. For the three months ended March 31, 2017, other costs was less than $1 million.

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

As of March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $102 million and $106 million, respectively. As of March 31, 2017, approximately $87 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At March 31, 2017, the Company had $82 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2017, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(21)	$89
Net cash provided by (used in) investing activities	(2)	−
Net cash provided by (used in) financing activities	16	(57)

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $21 million, compared to net cash provided by operating activities of $89 million in the corresponding period of 2016. For the three months ended March 31, 2017, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $53 million and $11 million, respectively, offset by an increase in accounts payable and accrued liabilities of $52 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $2 million compared to nil in the corresponding period of 2016. For the three months ended March 31, 2017, the Company paid $3 million in relation to making an Internal Revenue Code Section 338(h)(10) election to treat the Power Service acquisition as an asset purchase for U.S. income tax purposes, offset by approximately $2 million from proceeds on disposal of non-operating assets. Purchases of property, plant and equipment were approximately $1 million in both periods.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $16 million, compared to net cash used in financing activities of $57 million for the corresponding period of 2016. The activity for both periods was primarily attributed to the Company making repayments under, and borrowing against, its credit facility.

Other

For the three months ended March 31, 2017, the effect of the change in exchange rates on cash and cash equivalents was an increase of $3 million compared to an increase of $9 million for the corresponding period of 2016. The primary driver was less volatility in the exchange rates in 2017 versus 2016, namely, related to the Canadian dollar and Great British pound, compared to the U.S. dollar.

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

Generally accepted accounting principles require us to test goodwill and other indefinite-lived intangible assets for impairment at least annually (performed in the fourth quarter) or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Adverse market conditions could result in the recognition of impairment if we determine that the fair values of its reporting units have fallen below their carrying values. Events or circumstances which could require interim testing include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. The Company may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. The Company does not currently have any material outstanding derivative instruments. See Note 11 “Derivative Financial Instruments” to the consolidated financial statements.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transact business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and nearly one-third of the Company’s first quarter of 2017 revenue was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2017, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar, Kazakhstan tenge and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For first quarter of 2017, the Company realized net foreign currency translation income totaling $10 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the first three months of 2017 and 2016, the Company reported foreign currency transaction losses of $1 million and less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2017, compared to the average for the same period in 2016, decreased by approximately 2% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The average foreign exchange rate during the first three months of 2017, compared to the average for the same period in 2016, for the British pound and Mexican peso compared to the U.S. dollar decreased by approximately 14% and 11%, respectively, while the average foreign exchange rate of the Australian dollar, Canadian dollar and Kazakhstan tenge increased in relation to the U.S. dollar by 5%, 4% and 10%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2017 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the balance at March 31, 2017.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is hereby made to the Index to Exhibits commencing on page 30.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2017

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