Form 10-Q
period 2017-06-30
NOW Inc.
filed 2017-08-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 25, 2017 the registrant had 107,721,334 shares of common stock (excluding 1,966,085 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97	$106
Receivables, net	418	354
Inventories, net	529	483
Prepaid and other current assets	21	16
Total current assets	1,065	959
Property, plant and equipment, net	130	143
Deferred income taxes	2	1
Goodwill	322	311
Intangibles, net	176	184
Other assets	3	5
Total assets	$1,698	$1,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285	$246
Accrued liabilities	101	100
Other current liabilities	—	1
Total current liabilities	386	347
Long-term debt	128	65
Deferred income taxes	7	7
Other long-term liabilities	1	1
Total liabilities	522	420
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,720,668 and 107,474,904 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	2,013	2,002
Accumulated deficit	(718)	(678)
Accumulated other comprehensive loss	(120)	(142)
Total stockholders' equity	1,176	1,183
Total liabilities and stockholders' equity	$1,698	$1,603

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$651	$501	$1,282	$1,049
Operating expenses:
Cost of products	527	418	1,044	879
Warehousing, selling and administrative	138	140	273	292
Operating loss	(14)	(57)	(35)	(122)
Other expense	(3)	(2)	(5)	(4)
Loss before income taxes	(17)	(59)	(40)	(126)
Income tax provision (benefit)	—	(15)	—	(19)
Net loss	$(17)	$(44)	$(40)	$(107)
Loss per share:
Basic loss per common share	$(0.16)	$(0.40)	$(0.37)	$(0.99)
Diluted loss per common share	$(0.16)	$(0.40)	$(0.37)	$(0.99)
Weighted-average common shares outstanding, basic	108	107	108	107
Weighted-average common shares outstanding, diluted	108	107	108	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(17)	$(44)	$(40)	$(107)
Other comprehensive income (loss):
Foreign currency translation adjustments	12	(8)	22	15
Comprehensive loss	$(5)	$(52)	$(18)	$(92)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(40)	$(107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26	25
Deferred income taxes	(1)	(24)
Stock-based compensation	11	12
Provision for doubtful accounts	2	14
Provision for inventory	8	23
Other, net	—	1
Change in operating assets and liabilities, net of acquisitions:
Receivables	(61)	115
Inventories	(50)	104
Prepaid and other current assets	(5)	(6)
Accounts payable and accrued liabilities	37	(26)
Income taxes receivable, net	(1)	25
Other assets / liabilities, net	—	(1)
Net cash provided by (used in) operating activities	(74)	155
Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(2)
Business acquisitions, net of cash acquired	(4)	(182)
Purchases of intangible assets	—	(7)
Other, net	3	1
Net cash used in investing activities	(2)	(190)
Cash flows from financing activities:
Borrowing under the revolving credit facility	172	194
Repayments under the revolving credit facility	(109)	(122)
Other	—	(4)
Net cash provided by financing activities	63	68
Effect of exchange rates on cash and cash equivalents	4	13
Net change in cash and cash equivalents	(9)	46
Cash and cash equivalents, beginning of period	106	90
Cash and cash equivalents, end of period	$97	$136

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported results of operations.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company plans to adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). While the Company is currently assessing the impact of the new standard, revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. The Company continues to review key contracts with customers and anticipates to complete this review during the third quarter of 2017. In addition, the implementation team is currently assessing the impact of the standard on our internal control processes and business information systems and quantifying the cumulative effect adjustment to the opening balance of retained earnings. Based on this preliminary assessment, which is subject to change, the Company believes that significant modifications to our systems and controls will not be required and does not expect the cumulative adjustment to have a material impact on the consolidated financial statements as a result of the adoption of the new standard. The Company expects to expand its revenue recognition disclosures to address the quantitative and qualitative requirements in the standard.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company sponsors two defined benefit plans in the UK under which accrual of pension benefits has ceased and there will not be a service cost component to the net periodic pension cost. Plan members benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The Company plans to adopt this standard in the first quarter of fiscal year 2018 and does not expect a material effect on its consolidated financial statements. The Company expects to expand its defined benefit plan agreement disclosures to address the quantitative and qualitative requirements in the standard.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. The Company early adopted this standard in the first quarter of fiscal year 2017 and reversed a deferred charge of $1 million previously recorded in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S., the deferred charge recorded as a cumulative-effect adjustment to accumulated deficit netted to zero.

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

2. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2017	December 31, 2016
Information technology assets	1-7 Years	$47	$47
Operating equipment	2-15 Years	92	93
Buildings and land (1)	5-35 Years	98	95
Construction in progress		—	1
Total property, plant and equipment		237	236
Less: accumulated depreciation		(107)	(93)
Property, plant and equipment, net		$130	$143

(1)	Land has an indefinite life.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2017	December 31, 2016
Compensation and other related expenses	$30	$25
Customer credits and prepayments	25	27
Taxes (non-income)	13	17
Other	33	31
Total	$101	$100

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

As of June 30, 2017, the Company had borrowed $128 million against its senior secured revolving credit facility, and had $437 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 77%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of June 30, 2017, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility remain at $750 million and the amended credit facility continues to include a $250 million accordion feature, subject to certain conditions.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2016	$(142)
Other comprehensive income	22
Balance at June 30, 2017	$(120)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss) in accordance with ASC Topic 830, “Foreign Currency Matters.”

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$481	$337	$920	$694
Canada	79	55	175	118
International	91	109	187	237
Total revenue	$651	$501	$1,282	$1,049
Operating profit (loss):
United States	$(16)	$(44)	$(42)	$(103)
Canada	2	(8)	5	(14)
International	—	(5)	2	(5)
Total operating loss	$(14)	$(57)	$(35)	$(122)
Operating profit (loss) % of revenue:
United States	(3.3%)	(13.1%)	(4.6%)	(14.8%)
Canada	2.5%	(14.5%)	2.9%	(11.9%)
International	0.0%	(4.6%)	1.1%	(2.1%)
Total operating loss %	(2.2%)	(11.4%)	(2.7%)	(11.6%)

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

The effective tax rates for the three and six months ended June 30, 2017 were (0.1%) and 1.0%, compared to 26.3% and 15.1% for the same periods in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and six months ended June 30, 2017. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

During the second quarter of 2016, the Company acquired Power Service and recorded a deferred tax liability of $19 million related to basis differences between U.S. GAAP and U.S. Tax associated with the acquisition and step-up to fair value of certain assets, primarily intangible assets.  The step up in basis resulted in higher future taxable temporary differences and a corresponding reduction in the valuation allowance recorded against deferred tax assets in the U.S.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

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

8. Loss Per Share (“EPS”)

For the three and six months ended June 30, 2017 and 2016, 8,210,009 and 7,986,161, 7,412,133 and 7,181,595, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted loss per share follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted net loss per share attributable to the Company's stockholders:
Net loss attributable to the Company's stockholders	$(17)	$(44)	$(40)	$(107)
Denominator for basic loss per share attributable to the Company's stockholders:
Weighted average common shares outstanding	107,689,554	107,442,304	107,635,122	107,357,620
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	—	—	—
Denominator for diluted loss per share attributable to the Company's stockholders	107,689,554	107,442,304	107,635,122	107,357,620
Loss per share attributable to the Company's stockholders:
Basic	$(0.16)	$(0.40)	$(0.37)	$(0.99)
Diluted	$(0.16)	$(0.40)	$(0.37)	$(0.99)

ASC Topic 260, “Earnings Per Share,” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to the Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses.

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

For the six months ended June 30, 2017, the Company granted 915,037 stock options with a weighted average fair value of $7.07 per share and 194,183 shares of RSAs and RSUs with a weighted average fair value of $19.92 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 169,346 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $5 million and $11 million for the three and six months ended June 30, 2017, respectively, and $6 million and $12 million for the same periods in 2016, respectively.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $14 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of June 30, 2017.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of June 30, 2017, these credit arrangements totaled approximately $47 million, of which the Company was contingently liable for approximately $9 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The table below provides data about the fair value of the derivative instruments that are recorded in the consolidated balance sheets (in millions):

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$—	$1	$—

(1)

Included in other current liabilities and other current assets in the consolidated balance sheets. The total notional amount of the forward foreign exchange contracts was approximately $38 million and $76 million at June 30, 2017 and December 31, 2016, respectively.

The table below provides the gains (losses) recognized in other income in the accompanying consolidated statements of operations related to the Company’s derivative instruments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$—	$4	$1	$10

As of June 30, 2017, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and 4,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction. We also provide supply chain management solutions to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2017 and 2016 and the first quarter of 2017 include the following:

			%		%
			2Q17 v		2Q17 v
	2Q17*	2Q16*	2Q16	1Q17*	1Q17
Active Drilling Rigs:
U.S.	892	421	111.9%	739	20.7%
Canada	114	49	132.7%	299	(61.9%)
International	958	943	1.6%	939	2.0%
Worldwide	1,964	1,413	39.0%	1,977	(0.7%)

West Texas Intermediate Crude Prices (per barrel)	$48.24	$45.41	6.2%	$51.77	(6.8%)
Natural Gas Prices ($/MMBtu)	$3.08	$2.14	43.9%	$3.01	2.3%
Hot-Rolled Coil Prices (steel) ($/short ton)	$623.65	$552.24	12.9%	$620.66	0.5%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2017, on a quarterly basis:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count declined 0.7% (from 1,977 rigs to 1,964 rigs) and the U.S. increased 20.7% (from 739 rigs to 892 rigs) in the second quarter of 2017 compared to the first quarter of 2017. The average price per barrel of West Texas Intermediate Crude declined 6.8% (from $51.77 per barrel to $48.24 per barrel) and natural gas prices increased 2.3% (from $3.01 per MMBtu to $3.08 per MMBtu) in the second quarter of 2017 compared to the first quarter of 2017. The average price per short ton of Hot-Rolled Coil increased 0.5% (from $620.66 per short ton to $623.65 per short ton) in the second quarter of 2017 compared to the first quarter of 2017.

U.S. rig count at July 14, 2017 was 952 rigs, up 60 rigs compared to the second quarter of 2017 average of 892 rigs. The price for West Texas Intermediate Crude was $46.53 per barrel at July 14, 2017, down 3.5% from the second quarter average of 2017. The price for natural gas was $2.94 per MMBtu at July 14, 2017, down 4.5% from the second quarter average of 2017. The price for Hot-Rolled Coil was $609.63 per short ton at July 10, 2017, down 2.2% from the second quarter average of 2017.

Executive Summary

For the three and six months ended June 30, 2017, the Company generated a net loss of $17 million and $40 million on $651 million and $1,282 million in revenue, respectively. Revenue increased $150 million or 29.9%, and $233 million or 22.2%, for the three and six months ended June 30, 2017, respectively, when compared to the corresponding periods of 2016. For the three and six months ended June 30, 2017, net loss improved $27 million and $67 million, respectively, when compared to the corresponding periods of 2016.

For the three and six months ended June 30, 2017, the Company generated operating losses of $14 million or negative 2.2% of revenue, and  $35 million or negative 2.7%, compared to operating losses of $57 million or negative 11.4% of revenue, and $122 million or negative 11.6% of revenue, respectively, for the corresponding periods of 2016.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig activity. Our approach continues to be to focus on what we can control. We take a long-term approach advancing our strategic goals, managing the Company based on current market conditions. We remain diligent about controlling expenses and managing capital in the current environment, while being prudent about future demand requirements so as not to constrain our resources as market realities shift. We believe that our history of managing through these cycles, paired with our resources and minimal capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$481	$337	$920	$694
Canada	79	55	175	118
International	91	109	187	237
Total revenue	$651	$501	$1,282	$1,049
Operating profit (loss):
United States	$(16)	$(44)	$(42)	$(103)
Canada	2	(8)	5	(14)
International	—	(5)	2	(5)
Total operating loss	$(14)	$(57)	$(35)	$(122)
Operating profit (loss) % of revenue:
United States	(3.3%)	(13.1%)	(4.6%)	(14.8%)
Canada	2.5%	(14.5%)	2.9%	(11.9%)
International	0.0%	(4.6%)	1.1%	(2.1%)
Total operating loss %	(2.2%)	(11.4%)	(2.7%)	(11.6%)

United States

For the three and six months ended June 30, 2017, revenue was $481 million and $920 million, an increase of $144 million or 42.7% and $226 million or 32.6%, respectively, when compared to the corresponding periods of 2016. These increases were primarily driven by a year over year improvement in U.S. rig count, coupled with incremental revenue gains of approximately $20 million and $50 million, from an acquisition completed in the second quarter of 2016, in the three and six months ended June 30, 2017, respectively.

For the three and six months ended June 30, 2017, the U.S. generated operating losses of $16 million or negative 3.3% of revenue and $42 million or negative 4.6% of revenue, respectively, an improvement of $28 million and $61 million, respectively, when compared to the corresponding periods of 2016. For the three and six months ended June 30, 2017, U.S. operating losses narrowed primarily due to the increases in volume discussed above and improved product margins in the periods.

Canada

For the three and six months ended June 30, 2017, revenue was $79 million and $175 million, respectively, an increase of $24 million or 43.6% and $57 million or 48.3%, respectively, when compared to the corresponding periods of 2016. These increases were primarily driven by a year over year improvement in Canadian rig count.

For the three and six months ended June 30, 2017, Canada generated an operating profit of $2 million or 2.5% of revenue and $5 million or 2.9% of revenue, respectively, an improvement of $10 million and  $19 million, respectively, when compared to the corresponding periods of 2016. Operating profits increased in the periods primarily due to the increases in volume discussed above and lower inventory charges in the periods.

International

For the three and six months ended June 30, 2017, revenue was $91 million and $187 million, respectively, a decline of $18 million or 16.5% and $50 million or 21.1%, respectively, when compared to the corresponding periods of 2016. These decreases were primarily a result of the completion of large projects in the first half of 2016 that did not repeat, coupled with a softening in the offshore rig market.

For the three and six months ended June 30, 2017, the international segment generated an operating profit of nil and $2 million or 1.1% of revenue, respectively, an improvement of $5 million and  $7 million, respectively, when compared to the corresponding periods of 2016. Despite the revenue decline discussed above, overall operating profit improved primarily due to reduced bad debt charges and realized cost savings.

Cost of products

For the three and six months ended June 30, 2017, cost of products was $527 million and $1,044 million, respectively, compared to $418 million and $879 million, respectively, for the corresponding periods in 2016. The changes were primarily due to an increase in revenue, offset by a reduction in inventory charges made in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and six months ended June 30, 2017, warehousing, selling and administrative costs were $138 million and $273 million, respectively, compared to $140 million and $292 million, respectively, for the corresponding periods of 2016. These decreases are related to reductions in accounts receivable charges, as well as, lower property tax charges due to reduced inventory levels, offset by the impact of additional operating expenses associated with an acquisition. Warehousing, selling and administrative costs include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three and six months ended June 30, 2017, other expense was $3 million and $5 million, respectively, compared to $2 million and $4 million, respectively, for the corresponding periods of 2016. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Income tax provision (benefit)

The effective tax rate for the three and six months ended June 30, 2017 was (0.1%) and 1.0%, respectively, compared to 26.3% and 15.1%, respectively, for the same periods in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, we continue to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and six months ended June 30, 2017. We will evaluate the use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net loss (1)	$(17)	$(44)	$(40)	$(107)
Interest, net	1	1	2	1
Income tax provision (benefit)	—	(15)	—	(19)
Depreciation and amortization	13	13	26	25
Other costs (2)	1	3	1	7
EBITDA excluding other costs	$(2)	$(42)	$(11)	$(93)
EBITDA % excluding other costs (3)	(0.3%)	(8.4%)	(0.9%)	(8.9%)

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

As of June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $97 million and $106 million, respectively. As of June 30, 2017, approximately $77 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At June 30, 2017, the Company had $128 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2017, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(74)	$155
Net cash used in investing activities	(2)	(190)
Net cash provided by financing activities	63	68

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $74 million, compared to net cash provided by operating activities of $155 million in the corresponding period of 2016. For the six months ended June 30, 2017, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $61 million and $50 million, respectively, offset by an increase in accounts payable and accrued liabilities of $37 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $2 million compared to $190 million in the corresponding period of 2016. For the six months ended June 30, 2017, the Company paid $3 million in relation to making an Internal Revenue Code Section 338(h)(10) election to treat the Power Service acquisition as an asset purchase for U.S. income tax purposes, as well as, paid $1 million in the second quarter of 2017 related to a first quarter measurement period adjustment for the acquisition, offset by approximately $3 million from proceeds on disposal of assets. Purchases of property, plant and equipment was approximately $1 million in the period.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $63 million, compared to $68 million for the corresponding period of 2016. The activity in the period was primarily attributed to the Company making repayments under, and borrowing against, its credit facility.

Other

For the six months ended June 30, 2017, the effect of the change in exchange rates on cash and cash equivalents was an increase of $4 million compared to an increase of $13 million for the corresponding period of 2016. The primary driver was less volatility in the exchange rates in 2017 versus 2016, namely, related to the Canadian dollar and British pound, compared to the U.S. dollar.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and nearly one-third of the Company’s first half of 2017 revenue was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2017, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the first half of 2017, the Company realized net foreign currency translation income totaling $22 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first six months of 2017 and 2016, the Company reported foreign currency transaction losses of $1 million and less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2017, compared to the average for the same period in 2016, decreased by approximately 3% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The British pound and Mexican peso decreased in relation to the U.S. dollar by approximately 12% and 7%, respectively, while the Australian dollar increased in relation to the U.S. dollar by approximately 3%. The Canadian dollar remained approximately flat in relation to the U.S. dollar during the same comparative period.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2017 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the balance at June 30, 2017.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is hereby made to the Index to Exhibits commencing on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2017

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