Form 10-Q
period 2017-09-30
NOW Inc.
filed 2017-11-01
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 25, 2017 the registrant had 107,803,100 shares of common stock (excluding 1,884,067 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99	$106
Receivables, net	466	354
Inventories, net	562	483
Prepaid and other current assets	22	16
Total current assets	1,149	959
Property, plant and equipment, net	126	143
Deferred income taxes	2	1
Goodwill	328	311
Intangibles, net	171	184
Other assets	4	5
Total assets	$1,780	$1,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$310	$246
Accrued liabilities	111	100
Other current liabilities	1	1
Total current liabilities	422	347
Long-term debt	163	65
Deferred income taxes	7	7
Other long-term liabilities	1	1
Total liabilities	593	420
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,803,100 and 107,474,904 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	2,017	2,002
Accumulated deficit	(727)	(678)
Accumulated other comprehensive loss	(104)	(142)
Total stockholders' equity	1,187	1,183
Total liabilities and stockholders' equity	$1,780	$1,603

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$697	$520	$1,979	$1,569
Operating expenses:
Cost of products	562	433	1,606	1,312
Warehousing, selling and administrative	141	140	414	432
Operating loss	(6)	(53)	(41)	(175)
Other expense	(3)	(3)	(8)	(7)
Loss before income taxes	(9)	(56)	(49)	(182)
Income tax provision (benefit)	—	—	—	(19)
Net loss	$(9)	$(56)	$(49)	$(163)
Loss per share:
Basic loss per common share	$(0.08)	$(0.53)	$(0.45)	$(1.52)
Diluted loss per common share	$(0.08)	$(0.53)	$(0.45)	$(1.52)
Weighted-average common shares outstanding, basic	108	107	108	107
Weighted-average common shares outstanding, diluted	108	107	108	107

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(9)	$(56)	$(49)	$(163)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	(3)	38	12
Comprehensive income (loss)	$7	$(59)	$(11)	$(151)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(49)	$(163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38	39
Deferred income taxes	(1)	(24)
Stock-based compensation	16	17
Provision for doubtful accounts	3	16
Provision for inventory	11	31
Other, net	(1)	1
Change in operating assets and liabilities, net of acquisitions:
Receivables	(106)	129
Inventories	(81)	152
Prepaid and other current assets	(6)	1
Accounts payable and accrued liabilities	70	(38)
Income taxes receivable, net	(1)	26
Other assets / liabilities, net	—	(1)
Net cash provided by (used in) operating activities	(107)	186
Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	(3)
Business acquisitions, net of cash acquired	(4)	(182)
Purchases of intangible assets	—	(7)
Other, net	4	1
Net cash used in investing activities	(3)	(191)
Cash flows from financing activities:
Borrowing under the revolving credit facility	277	227
Repayments under the revolving credit facility	(179)	(190)
Other	(1)	(4)
Net cash provided by financing activities	97	33
Effect of exchange rates on cash and cash equivalents	6	13
Net change in cash and cash equivalents	(7)	41
Cash and cash equivalents, beginning of period	106	90
Cash and cash equivalents, end of period	$99	$131

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company will adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). The Company has substantially completed its assessment of the impact of the new standard on key contracts with customers. The Company’s contracts predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. Based on this preliminary assessment, which is subject to change, the Company does not expect the cumulative adjustment to have a material impact on the consolidated financial statements as a result of the adoption of the new standard. The Company is currently updating its control processes and procedures to support revenue recognition and disclosure requirements under the new standard.

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

2. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2017	December 31, 2016
Information technology assets	1-7 Years	$48	$47
Operating equipment	2-15 Years	93	93
Buildings and land (1)(2)	5-35 Years	98	95
Construction in progress		1	1
Total property, plant and equipment		240	236
Less: accumulated depreciation		(114)	(93)
Property, plant and equipment, net		$126	$143

(1)	Land has an indefinite life.
(2)

As of September 30, 2017, the Company had classified assets from the U.S. segment related to a facility relocation as held for sale. The net carrying value of these properties was approximately $2 million. The Company expects to complete the sale of these assets within one year.

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2017	December 31, 2016
Compensation and other related expenses	$36	$25
Customer credits and prepayments	27	27
Taxes (non-income)	17	17
Other	31	31
Total	$111	$100

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

As of September 30, 2017, the Company had borrowed $163 million against its senior secured revolving credit facility, and had $441 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 72%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of September 30, 2017, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility remain at $750 million and the amended credit facility includes a $250 million accordion feature, subject to certain conditions.

At September 30, 2017, the Company issued $5 million in letters of credit under its senior revolving credit facility primarily for casualty insurance expiring in July 2018.

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2016	$(142)
Other comprehensive income	38
Balance at September 30, 2017	$(104)

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

6. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$506	$372	$1,426	$1,066
Canada	96	67	271	185
International	95	81	282	318
Total revenue	$697	$520	$1,979	$1,569
Operating profit (loss):
United States	$(10)	$(46)	$(52)	$(149)
Canada	4	(2)	9	(16)
International	—	(5)	2	(10)
Total operating loss	$(6)	$(53)	$(41)	$(175)
Operating profit (loss) % of revenue:
United States	(2.0%)	(12.4%)	(3.6%)	(14.0%)
Canada	4.2%	(3.0%)	3.3%	(8.6%)
International	0.0%	(6.2%)	0.7%	(3.1%)
Total operating loss %	(0.9%)	(10.2%)	(2.1%)	(11.2%)

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

The effective tax rates for the three and nine months ended September 30, 2017 were (1.6%) and 0.6%, compared to (0.2%) and 10.3% for the same periods in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2017. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2013 and outside the U.S. for the tax years ending after 2011. The Company is indemnified for any income tax exposures related to the periods prior to the Separation under the Tax Matters Agreement with NOV.

8. Loss Per Share (“EPS”)

For the three and nine months ended September 30, 2017 and 2016, 8,141,971 and 8,038,097, 7,430,510 and 7,264,566, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted loss per share follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator:
Net loss attributable to the Company's stockholders	$(9)	$(56)	$(49)	$(163)
Denominator:
Weighted average basic common shares outstanding	107,752,427	107,473,952	107,695,277	107,396,681
Effect of dilutive securities	—	—	—	—
Weighted average diluted common shares outstanding	107,752,427	107,473,952	107,695,277	107,396,681
Loss per share attributable to the Company's stockholders:
Basic	$(0.08)	$(0.53)	$(0.45)	$(1.52)
Diluted	$(0.08)	$(0.53)	$(0.45)	$(1.52)

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

For the nine months ended September 30, 2017, the Company granted 915,037 stock options with a weighted average fair value of $7.07 per share and 194,183 shares of RSAs and RSUs with a weighted average fair value of $19.92 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 169,346 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $5 million and $16 million for the three and nine months ended September 30, 2017, respectively, and $5 million and $17 million for the same periods in 2016, respectively.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of September 30, 2017.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of September 30, 2017, these credit arrangements totaled approximately $35 million, of which the Company was contingently liable for approximately $10 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The table below provides data about the fair value of the derivative instruments that are recorded in the consolidated balance sheets (in millions):

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$1	$1	$—

(1)

Included in other current liabilities and other current assets in the consolidated balance sheets. The total notional amount of the forward foreign exchange contracts was approximately $26 million and $76 million at September 30, 2017 and December 31, 2016, respectively.

The table below provides the gains (losses) recognized in other income in the accompanying consolidated statements of operations related to the Company’s derivative instruments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$—	$—	$2	$10

As of September 30, 2017, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 300 locations and approximately 4,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction. We also provide supply chain management solutions to drilling contractors, E&P operators, midstream operators and downstream energy and industrial manufacturing companies around the world.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer warehouse and inventory management solutions as part of our supply chain and materials management offering. Through focused effort, we have developed expertise in providing application systems and parts integration, optimization solutions and after-sales support.

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

We support land and offshore operations for all the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation utilities and industrial manufacturing operations and customer on-site locations.

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

Canada

We have a network of approximately 55 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production, mining and drilling business, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory and product and installation expertise to serve our customers.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2017 and 2016 and the second quarter of 2017 include the following:

			%		%
			3Q17 v		3Q17 v
	3Q17*	3Q16*	3Q16	2Q17*	2Q17
Active Drilling Rigs:
U.S.	947	480	97.3%	892	6.2%
Canada	208	121	71.9%	114	82.5%
International	947	936	1.2%	958	(1.1%)
Worldwide	2,102	1,537	36.8%	1,964	7.0%

West Texas Intermediate Crude Prices (per barrel)	$48.16	$44.85	7.4%	$48.24	(0.2%)
Natural Gas Prices ($/MMBtu)	$2.95	$2.88	2.4%	$3.08	(4.2%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$621.38	$603.87	2.9%	$623.65	(0.4%)

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2017:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count increased 7.0% (from 1,964 rigs to 2,102 rigs) and the U.S. increased 6.2% (from 892 rigs to 947 rigs) in the third quarter of 2017 compared to the second quarter of 2017. The average price per barrel of West Texas Intermediate Crude declined 0.2% (from $48.24 per barrel to $48.16 per barrel) and natural gas prices declined 4.2% (from $3.08 per MMBtu to $2.95 per MMBtu) in the third quarter of 2017 compared to the second quarter of 2017. The average price per short ton of Hot-Rolled Coil declined 0.4% (from $623.65 per short ton to $621.38 per short ton) in the third quarter of 2017 compared to the second quarter of 2017.

U.S. rig count at October 13, 2017 was 928 rigs, down 19 rigs compared to the third quarter of 2017 average of 947 rigs. The price for West Texas Intermediate Crude was $51.43 per barrel at October 13, 2017, up 6.8% from the third quarter average of 2017. The price for natural gas was $2.99 per MMBtu at October 13, 2017, up 1.4% from the third quarter average of 2017. The price for Hot-Rolled Coil was $609.63 per short ton at October 9, 2017, down 1.9% from the third quarter average of 2017.

Executive Summary

For the three and nine months ended September 30, 2017, the Company generated a net loss of $9 million and $49 million on $697 million and $1,979 million in revenue, respectively. Revenue increased $177 million or 34.0%, and $410 million or 26.1%, for the three and nine months ended September 30, 2017, respectively, when compared to the corresponding periods of 2016. For the three and nine months ended September 30, 2017, net loss improved $47 million and $114 million, respectively, when compared to the corresponding periods of 2016.

For the three and nine months ended September 30, 2017, the Company generated an operating loss of $6 million or negative 0.9% of revenue, and $41 million or negative 2.1% of revenue, compared to $53 million or negative 10.2% of revenue, and $175 million or negative 11.2% of revenue, respectively, for the corresponding periods of 2016.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig activity. Our approach continues to be to focus on what we can control. We take a long-term approach advancing our strategic goals and managing the Company based on current market conditions. We continue to rationalize expenses and capital where economic activity remains depressed and invest where markets are expanding. We believe that our history of managing through these cycles, paired with our resources and minimal capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$506	$372	$1,426	$1,066
Canada	96	67	271	185
International	95	81	282	318
Total revenue	$697	$520	$1,979	$1,569
Operating profit (loss):
United States	$(10)	$(46)	$(52)	$(149)
Canada	4	(2)	9	(16)
International	—	(5)	2	(10)
Total operating loss	$(6)	$(53)	$(41)	$(175)
Operating profit (loss) % of revenue:
United States	(2.0%)	(12.4%)	(3.6%)	(14.0%)
Canada	4.2%	(3.0%)	3.3%	(8.6%)
International	0.0%	(6.2%)	0.7%	(3.1%)
Total operating loss %	(0.9%)	(10.2%)	(2.1%)	(11.2%)

United States

For the three and nine months ended September 30, 2017, revenue was $506 million and $1,426 million, an increase of $134 million or 36.0% and $360 million or 33.8%, respectively, when compared to the corresponding periods of 2016. These increases were primarily driven by a year over year improvement in U.S. rig count, coupled with an incremental revenue gain of approximately $54 million on a year-to-date basis, from an acquisition completed in the second quarter of 2016.

For the three and nine months ended September 30, 2017, the U.S. generated an operating loss of $10 million or negative 2.0% of revenue and $52 million or negative 3.6% of revenue, respectively, an improvement of $36 million and $97 million, respectively, when compared to the corresponding periods of 2016. For the three and nine months ended September 30, 2017, U.S. operating losses narrowed primarily due to the increases in volume discussed above and improved product margins in the periods.

Canada

For the three and nine months ended September 30, 2017, revenue was $96 million and $271 million, respectively, an increase of $29 million or 43.3% and $86 million or 46.5%, respectively, when compared to the corresponding periods of 2016. These increases were primarily driven by a year over year improvement in Canadian rig count.

For the three and nine months ended September 30, 2017, Canada generated an operating profit of $4 million or 4.2% of revenue and $9 million or 3.3% of revenue, respectively, an improvement of $6 million and $25 million, respectively, when compared to the corresponding periods of 2016. Operating profits increased in the periods primarily due to the increases in volume discussed above and lower inventory charges in the periods.

International

For the three and nine months ended September 30, 2017, revenue was $95 million and $282 million, respectively, an increase of $14 million or 17.3% and a decline of $36 million or 11.3%, respectively, when compared to the corresponding periods of 2016. The increase quarter over quarter is primarily driven by a resumption in electrical projects in Europe and increased customer penetration in the Middle East in the third quarter of 2017. The decrease on a year-to-date basis was primarily a result of the completion of large projects in the first half of 2016 that did not repeat, coupled with a softening in the offshore rig market.

For the three and nine months ended September 30, 2017, the international segment generated an operating profit of nil and $2 million or 0.7% of revenue, respectively, an improvement of $5 million and $12 million, respectively, when compared to the corresponding periods of 2016. Operating profit improvement in the three months ended September 30, 2017 was primarily due to the increases in volume discussed above, coupled with improved product margins. Operating profit for the nine months ended September 30, 2017 improved primarily due to reduced bad debt charges and realized cost savings.

Cost of products

For the three and nine months ended September 30, 2017, cost of products was $562 million and $1,606 million, respectively, compared to $433 million and $1,312 million, respectively, for the corresponding periods in 2016. The changes were primarily due to an increase in revenue, offset by a reduction in inventory charges made in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and nine months ended September 30, 2017, warehousing, selling and administrative costs were $141 million and $414 million, respectively, compared to $140 million and $432 million, respectively, for the corresponding periods of 2016. For the three months ended September 30, 2017, operating expenses were essentially in line with the prior period. For the nine months ended September 30, 2017, the decrease in operating expense was related to reductions in accounts receivable charges, as well as, lower property tax charges due to reduced inventory levels, offset by the impact of additional operating expenses associated with an acquisition. Warehousing, selling and administrative costs include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three and nine months ended September 30, 2017, other expense was $3 million and $8 million, respectively, compared to $3 million and $7 million, respectively, for the corresponding periods of 2016. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Income tax provision (benefit)

The effective tax rate for the three and nine months ended September 30, 2017 was (1.6%) and 0.6%, respectively, compared to (0.2%) and 10.3%, respectively, for the same periods in 2016. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2017. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net loss (1)	(9)	(56)	(49)	(163)
Interest, net	2	1	4	2
Income tax provision (benefit)	—	—	—	(19)
Depreciation and amortization	12	14	38	39
Other costs (2)	—	1	1	8
EBITDA excluding other costs	$5	$(40)	$(6)	$(133)
EBITDA % excluding other costs (3)	0.7%	(7.7%)	(0.3%)	(8.5%)

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

As of September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $99 million and $106 million, respectively. As of September 30, 2017, approximately $83 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., the Company may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decisions were made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At September 30, 2017, the Company had $163 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2017, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(107)	$186
Net cash used in investing activities	(3)	(191)
Net cash provided by financing activities	97	33

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $107 million, compared to net cash provided by operating activities of $186 million in the corresponding period of 2016. For the nine months ended September 30, 2017, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $106 million and $81 million, respectively, offset by an increase in accounts payable and accrued liabilities of $70 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $3 million compared to $191 million in the corresponding period of 2016. For the nine months ended September 30, 2017, the Company paid $3 million in relation to making an Internal Revenue Code Section 338(h)(10) election to treat the Power Service acquisition as an asset purchase for U.S. income tax purposes, as well as, paid $1 million in the second quarter of 2017 related to a first quarter measurement period adjustment for the acquisition, offset by approximately $4 million from proceeds on disposal of assets and an insurance recovery. Purchases of property, plant and equipment were approximately $3 million for the nine months ended September 30, 2017.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $97 million, compared to $33 million for the corresponding period of 2016. The activity in the period was primarily attributed to the Company making repayments under, and borrowing against, its revolving credit facility.

Other

For the nine months ended September 30, 2017, the effect of the change in exchange rates on cash and cash equivalents was an increase of $6 million compared to an increase of $13 million for the corresponding period of 2016. The primary driver of the difference in the impact in 2017 versus 2016 was the strengthening of the British pound compared to the U.S. dollar.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. The Company may enter into derivative financial instrument transactions to manage or reduce market risk but does not enter into derivative financial instrument transactions for speculative purposes. The Company does not currently have any material outstanding derivative instruments. See Note 11 “Derivative Financial Instruments” to the consolidated financial statements.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and nearly one-third of the Company’s revenue for the nine months ended September 30, 2017 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2017, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2017, the Company realized net foreign currency translation income totaling $38 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first nine months of 2017 and 2016, the Company reported foreign currency transaction losses of $1 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2017, compared to the average for the same period in 2016, decreased by approximately 1% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The British pound and Mexican peso decreased in relation to the U.S. dollar by approximately 8% and 3%, respectively, while the Australian dollar and the Canadian dollar increased in relation to the U.S. dollar by approximately 3% and 1%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2017 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net loss for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the balance at September 30, 2017.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.4	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Form of Employment Agreement for Executive Officers (1)

10.6	NOW Inc. 2014 Incentive Compensation Plan (2)

10.7	Credit Agreement among NOW Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of April 18, 2014 (3)

10.8

Agreement and Amendment No. 1 to Credit Agreement among NOW Inc., and Wells Fargo Bank, National Association, as   administrative agent, and the lenders and other financial institutions named thereto, dated as of January 20, 2016 (4)

10.9	Pledge and Security Agreement, dated as of January 20, 2016 (4)

10.10	Form of Restricted Stock Award Agreement (6 year cliff vest) (5)

10.11	Form of Nonqualified Stock Option Agreement (6)

10.12	Form of Restricted Stock Award Agreement (3 year cliff vest) (6)

10.13	Form of Performance Award Agreement (6)

10.14	Form of Amendment to Employment Agreement for Executive Officers (7)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Amendment No. 2 to Form 10, as amended, Registration Statement filed on April 23, 2014
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 21, 2016
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(6)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016

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

Date: November 1, 2017

By:	/s/ Daniel L. Molinaro
Daniel L. Molinaro
Senior Vice President and Chief Financial Officer