Form 10-K
period 2017-12-31
NOW Inc.
filed 2018-02-14
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $1.7 billion. As of February 7, 2018, there were 108,030,438 shares of the Company’s common stock (excluding 1,489,227 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2018 Annual Meeting of Stockholders are incorporated in Part III of this report.

NOW INC.

FORM 10-K

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements generally are identified by the words “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by applicable law.

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

Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 285 locations and approximately 4,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

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

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our inventory assets, operations and financials worldwide, enhancing decision making and efficiency.

Global Operations

Demand for our products is driven primarily by the level of oil and gas drilling, completions, servicing, production, transmission, refining and petrochemical and industrial manufacturing activities. It is also influenced by the global supply and demand for energy, the economy in general and by geopolitics. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors.

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Peru, the Philippines, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 14 “Business Segments” of the Notes to Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

The following table sets forth the contribution to our total revenues by our three reporting segments (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$1,914	$1,445	$2,027
Canada	356	258	378
International	378	404	605
Total revenue	$2,648	$2,107	$3,010

United States

We have approximately 195 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 35 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

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

Energy

Energy branches are brick and mortar supply store operations that provide products to multiple upstream and midstream customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch warehouses based on local market needs and are delivered or available for pick-up as needed. The branches serve a geographical radius and provide delivery of products and solutions.

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

Supply Chain customers can also outsource procurement functions to the Company, providing a significant vendor network that enables the customer to benefit from on-site management of their warehouses, inventory, materials, projects, logistics and manufacturing tool cribs. We partner with customers to evaluate their current operations and make informed recommendations regarding inventory levels and mix. Supply Chain solutions can be customized to a customer’s requirements and guided by a strategic framework to reduce direct material expenditures and direct supply chain costs, improve maintenance productivity, reduce inventory-related working capital, streamline time to revenue and manage the risk of material availability affecting business continuity.

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps and fluid movement solutions, liquid and gas measurement systems, fabrication and valve actuation. Process Solutions distributes OEM equipment including pumps, generator sets, air and gas compressors, dryers, blowers and valves. After-market services include rental, machining and repair service from a team of over 50 field mechanics located throughout 10 states. The team also fabricates customer Lease Automatic Custody Transfer (LACT) units, Vapor Recovery Units, Gas Meter Runs, ASME Code Vessels, PIG Launchers and Receivers and Water Production Skids.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas tank battery solutions that positively impact our operator customers by enabling them to expedite revenue generations by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for battery construction.

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

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations, who aggregate and distribute several product lines, and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), MRC Global, Inc., Russell Metals, Inc., DXP Enterprises, Inc. and FloWorks. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc), W.W. Grainger Inc., HD Supply, Inc., Wesco International Inc., MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Fastenal Company.

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

Employees

At December 31, 2017, we had approximately 4,600 employees, of which approximately 275 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market-competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. In addition, after a well is drilled, there can be a lag between when the well is drilled and when it is completed, which causes a delay in the demand for some of our products. Oil and natural gas prices have been extremely volatile since 2014. Continued volatility and weakness in oil or natural gas prices could depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures.

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

Demand for our products is largely determined by current and anticipated oil and natural gas prices, and the related spending and level of activity by our customers, including spending on production and the level of drilling activities. Volatility or weakness in oil or natural gas prices (or the perception that oil or natural gas prices will decrease) affects the spending pattern of our customers, and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our products. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Crude oil prices declined significantly starting in 2014, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of approximately $26 per barrel in February 2016. In 2016, customers continued to make downward revisions to their operating budgets. 2017 was another challenging and volatile year for crude oil prices. Any such reduction in operating budgets, reduction in activity and/or pricing pressures, would adversely affect our revenue and operating performance.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery over capacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, battery power, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development (“OECD”) countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•	the ability of OPEC to set and maintain production levels and prices for oil;
•	the level of production by non-OPEC countries;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	environmental regulation;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count increased from 665 rigs on January 6, 2017 to 929 rigs on December 29, 2017. U.S. rig count averaged 875 rigs in 2017. U.S. rig count at February 2, 2018 was 946 rigs. The price for WTI crude was $65.50 per barrel at February 2, 2018. The price for WTI crude was $52.36 per barrel on January 3, 2017 and $36.81 per barrel on January 4, 2016 and $61.98 on January 4, 2018. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our pipe product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our product margin and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity steel-related products could put pressure on the prices we receive for such products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower product margin and cash flow.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 30 largest customers, in aggregate, represented approximately one-third of our revenue for the year ended December 31, 2017. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

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

Our customers use certain products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

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

As of December 31, 2017, we had $328 million of goodwill and $166 million in intangibles, net recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.  The Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, beginning on the withdrawal notification date, unless an extension is agreed to by the parties. The negotiations between the parties have yet to produce an overall structure for their ongoing relationship following Brexit. We have operations in both the United Kingdom and the European Union. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

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

As of December 31, 2017, our three reporting segments, the United States, Canada and International, had approximately 195, 55 and 35 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, England, Egypt, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Peru, Philippines, Russia, Saudi Arabia, Scotland, Singapore and United Arab Emirates. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. Owned facilities are not subject to any mortgages.

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

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”. The following table sets forth, for the periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

	2016				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common stock sale price:
High	$20.02	$19.30	$21.55	$23.21	$22.67	$18.22	$16.57	$13.99
Low	$12.48	$15.96	$17.87	$18.05	$15.75	$15.05	$11.49	$9.88

Our board of directors has not declared any dividends during 2016 or 2017 and currently has no intention to declare dividends.

As of February 7, 2018, there were 2,148 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Performance Graph

The graph below matches the cumulative 43-Month total return of holders of NOW Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of five companies that includes: DXP Enterprises Inc., Fastenal Co, MRC Global Inc., W.W. Grainger Inc. and Wesco International Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/2/2014 and tracks it through 12/31/2017.

	6/2/14	12/14	12/15	12/16	12/17
NOW Inc.	$100	$72	$45	$58	$31
S&P Midcap 400	100	106	104	126	146
Peer Group	100	94	76	94	101

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

Selected Financial Data

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data and the selected consolidated balance sheet data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, from the audited consolidated financial statements of NOW Inc.

	As of and For the Year Ended December 31,
	2017	2016	2015	2014		2013
	(In millions)
Operating data:
Revenue	$2,648	$2,107	$3,010		$4,105		$4,296
Operating profit (loss)	$(41)	$(222)	$(510)		$181		$224
Net income (loss)	$(52)	$(234)	$(502)		$116		$147
Earnings (loss) per share amounts:
Basic	$(0.48)	$(2.18)	$(4.68)		$1.07		$1.37
Diluted	$(0.48)	$(2.18)	$(4.68)		$1.06		$1.36
Balance sheet data:
Working capital	$735	$612	$985		$1,427		$1,299
Total assets	$1,749	$1,603	$1,832		$2,596		$2,183
Long-term debt	$162	$65	$108	$	−	$	−
Total stockholders' equity	$1,185	$1,183	$1,403		$1,966		$1,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The accompanying consolidated financial information include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over one-hundred and fifty years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 285 locations and approximately 4,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

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

We stock or sell more than 300,000 SKUs through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches is customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our inventory assets, operations and financials worldwide, enhancing decision making and efficiency.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2017 v		2017 v
	2017*	2016*	2016	2015*	2015
Active Drilling Rigs:
U.S.	875	510	71.6%	977	(10.4%)
Canada	207	128	61.7%	193	7.3%
International	948	955	(0.7%)	1,167	(18.8%)
Worldwide	2,030	1,593	27.4%	2,337	(13.1%)
West Texas Intermediate Crude Prices (per barrel)	$50.88	$43.14	17.9%	$48.69	4.5%
Natural Gas Prices ($/MMBtu)	$2.99	$2.52	18.7%	$2.63	13.7%
Hot-Rolled Coil Prices (steel) ($/short ton)	$620.10	$520.63	19.1%	$469.90	32.0%

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2017:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide average rig count increased 27.4% (from 1,593 to 2,030) and the U.S. increased 71.6% (from 510 to 875) in 2017 compared to 2016. The average price of West Texas Intermediate (“WTI”) crude increased 17.9% (from $43.14 per barrel to $50.88 per barrel) and natural gas prices increased 18.7% (from $2.52 per MMBtu to $2.99 per MMBtu) in 2017 compared to 2016. The average price of Hot-Rolled Coil increased 19.1% (from $520.63 per short ton to $620.10 per short ton) in 2017 compared to 2016.

U.S. rig count at February 2, 2018 was 946 rigs, up 8.1% compared to the 2017 average of 875 rigs. The price for WTI crude was $65.50 per barrel at February 2, 2018, up 28.7% from the 2017 average. The price for natural gas was $2.91 per MMBtu at February 2, 2018, down 2.7% from the 2017 average. The price for Hot-Rolled Coil was $658.62 per short ton at January 19, 2018, up 6.2% from the 2017 average.

Executive Summary

For the year ended December 31, 2017, the Company generated a net loss of $52 million, or $(0.48) per fully diluted share on $2,648 million in revenue. Net loss narrowed for the year ended December 31, 2017 by $182 million when compared to the corresponding period of 2016. Revenue increased for the year ended December 31, 2017 by $541 million, or 25.7%, when compared to the corresponding period of 2016. For the year ended December 31, 2017, operating loss was $41 million, or negative 1.5% of revenue, compared to operating loss of $222 million or negative 10.5% of revenue for the corresponding period of 2016.

For the fourth quarter ended December 31, 2017, the Company generated a net loss of $3 million, or $(0.03) per fully diluted share on $669 million in revenue. Net loss narrowed for the fourth quarter ended December 31, 2017 by $68 million when compared to the corresponding period of 2016. Revenue increased for the fourth quarter ended December 31, 2017 by $131 million, or 24.3%, when compared to the corresponding period of 2016. For the fourth quarter ended December 31, 2017, operating profit was nil or 0.0% of revenue, compared to operating loss of $47 million or negative 8.7% of revenue for the corresponding period of 2016.

Outlook

Our outlook for the Company remains tied to global offshore and onshore rig counts, drilling and completion expenditures, midstream projects and downstream activity. After the longest period of decline since the 1980s, the business environment has strengthened since the second half of 2016. Oil prices and oil storage continue to be the primary catalysts determining activity with our customers. Certain OPEC and non-OPEC countries’ agreements to reduce production in an effort to support global oil prices influences rig counts, completion expenditures and midstream infrastructure buildout, which are expected to improve in 2018.

We take a long-term approach advancing our long-term strategic goals and are focused on organic and inorganic growth and remain diligent about managing our expenses and improving the efficiency of working capital to reflect the market opportunities as they develop. We believe that our history of managing through these cycles, paired with our resources, will enable us to maximize on new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2017 and December 31, 2016

A summary of the Company’s revenue and operating profit (loss) by segment in 2017 and 2016 follows (in millions):

	Year Ended December 31,		Variance
	2017	2016	$
Revenue:
United States	$1,914	$1,445	$469
Canada	356	258	98
International	378	404	(26)
Total revenue	$2,648	$2,107	$541

Operating profit (loss):
United States	$(53)	$(192)	$139
Canada	13	(18)	31
International	(1)	(12)	11
Total operating profit (loss)	$(41)	$(222)	$181

Operating profit (loss) % of revenue:
United States	(2.8%)	(13.3%)
Canada	3.7%	(7.0%)
International	(0.3%)	(3.0%)
Total operating profit (loss) %	(1.5%)	(10.5%)

United States

Revenue was $1,914 million for the year ended December 31, 2017, an increase of $469 million or 32.5% compared to the year ended December 31, 2016. This growth was primarily driven by a 72% increase in U.S. rig count due to improved market activity, coupled with incremental revenue gains of approximately $65 million from an acquisition completed in 2016, partially offset by a continued build in drilled, but uncompleted wells in 2017.

Operating loss was $53 million for the year ended December 31, 2017, an improvement of $139 million compared to operating loss of $192 million for the year ended December 31, 2016. Operating loss percentage was negative 2.8% for the year ended December 31, 2017, compared to operating loss percentage of negative 13.3% for the year ended December 31, 2016. U.S. operating losses narrowed due to revenue gains addressed above coupled with improved pricing and reduced warehousing, selling and administrative expenses.

Canada

Revenue was $356 million for the year ended December 31, 2017, an increase of $98 million or 38.0% compared to the year ended December 31, 2016. This increase was driven by the 62% improvement in Canadian rig count coupled with the impact of the weakening U.S. dollar.

Our Canadian revenue grew slightly to 13% of total revenue in 2017 from 12% in 2016. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. In 2017, our revenue from Canada was favorably impacted by approximately $8 million due to changes in foreign currency exchange rates over the prior year, as the U.S. dollar weakened relative to the Canadian dollar.

Operating profit was $13 million for the year ended December 31, 2017, an increase of $31 million compared to operating loss of $18 million for the year ended December 31, 2016. Operating profit percentage was 3.7% in 2017 compared to operating loss percentage of negative 7.0% in 2016. Operating profit improved in 2017 primarily due to the revenue increase discussed above at higher gross margins during the year.

International

Revenue was $378 million for the year ended December 31, 2017, a decline of $26 million or 6.4% compared to the year ended December 31, 2016. This decrease was primarily a result of the completion of large projects in the first half of 2016 that did not repeat, coupled with the strengthening of the U.S. dollar and a softening in the offshore rig market.

Our international revenue changed from 19% of total revenue in 2016 to 14% in 2017. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $5 million due to changes in foreign currency exchange rates over the prior year.

Operating loss was $1 million for the year ended December 31, 2017, an improvement of $11 million compared to operating loss of $12 million for the year ended December 31, 2016. Operating loss percentage was negative 0.3% for the year ended December 31, 2017, compared to negative 3.0% for the year ended December 31, 2016. The improvement in operating profit was primarily due to reduced bad debt charges and realized cost savings.

Cost of products

Cost of products was $2,147 million for the year ended December 31, 2017 compared to $1,762 million for the year ended December 31, 2016, an increase of $385 million. The increase in cost of products was attributable to an increase in revenue, offset by a reduction in inventory charges made in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $542 million for the year ended December 31, 2017 compared to $567 million for the year ended December 31, 2016. The decrease in operating expense was related to reductions in accounts receivable charges, as well as a $10 million gain on sale of a property, offset by the impact of additional operating expenses associated with an acquisition. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment

During the fourth quarter of 2017, we performed our annual goodwill impairment test resulting in no impairment.  The excess of the reporting units’ estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 40% except for the International reporting unit, which exceeded its carrying value by approximately 8%.  The Company continues to monitor the cash flows for this reporting unit. During the fourth quarter of 2016, we performed our annual goodwill impairment test resulting in no impairment.

Other expense

Other expense was $11 million for the year ended December 31, 2017 compared to $8 million for the year ended December 31, 2016. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Provision for income taxes

The effective tax rate for the years ended December 31, 2017 and December 31, 2016 was 0.0% and (1.6%), respectively. The tax rate is affected by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income taxes.  In 2016, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions. In 2017, the effective tax rate continues to be impacted by a valuation allowance in the United States, Canada and other foreign jurisdictions. In addition, the effective tax rate was impacted by the enactment of the Tax Cuts and Jobs Act of 2017 which includes a one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

Consolidated Results

Years Ended December 31, 2016 and December 31, 2015

A summary of the Company’s revenue and operating profit (loss) by segment in 2016 and 2015 follows (in millions):

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2017	2016	2015
GAAP net loss (1)	$(52)	$(234)	$(502)
Interest, net	6	3	2
Income tax provision (benefit)	—	4	(16)
Depreciation and amortization	50	53	38
Other costs (2)	3	10	413
EBITDA excluding other costs	$7	$(164)	$(65)
EBITDA % excluding other costs (3)	0.3%	(7.8%)	(2.2%)

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

(2)

Other costs primarily includes transaction costs associated with acquisitions, including the cost of inventory that was stepped up to fair value during purchase accounting, and severance expenses, and a goodwill impairment charge of $393 million in the year ended December 31, 2015, and which are included in operating loss.

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

At December 31, 2017 and 2016, we had cash and cash equivalents of $98 million and $106 million, respectively. At December 31, 2017, $81 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries. The Company has not and does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. The cash is considered permanently reinvested and, except for the Tax Cuts and Jobs Act’s one-time transition tax, no additional provision for U.S. federal and state income taxes has been made. If our foreign cash was repatriated, it would be subject to additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries, where applicable. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

As of December 31, 2017, we had borrowed $162 million against our senior secured revolving credit facility, and had $429 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 72%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2017, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(115)	$235	$324
Net cash provided by (used in) investing activities	8	(183)	(523)
Net cash provided by (used in) financing activities	94	(47)	106

Fiscal year 2017 compared to fiscal year 2016

Net cash flows used in operating activities in 2017 were $115 million, down from $235 million provided by operating activities in 2016. Net loss was $52 million in 2017 compared to $234 million in 2016. Adjustments to reconcile net loss to net cash provided by operating activities was $72 million in 2017 compared to $127 million in 2016. The decline in reconciling adjustments decreased mainly due to reductions in provisions for inventory and doubtful accounts in 2017 versus 2016. Net changes in operating assets and liabilities, net of acquisitions, was a deficit of $135 million in 2017 compared to $342 million provided in 2016. The deficit was primarily due to increases of $110 million and $64 million, in inventories and receivables, respectively, as market conditions improved in 2017, offset by an increase in accounts payable and accrued liabilities of $43 million.

Net cash provided by investing activities in 2017 was $8 million compared to net cash used in investing activities of $183 million in 2016. Cash provided by investing activities in 2017 was primarily related to the proceeds from disposal of assets, and other for $16 million.

Net cash provided by financing activities served as the primary source of liquidity. Net cash provided by financing activities for 2017 was $94 million related to net borrowings from the revolving credit facility, compared to $47 million used in financing activities in 2016 associated with net repayments under the revolving credit facility.

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

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was an increase of $5 million and an increase of $11 million for the years ended December 31, 2017 and 2016, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2018 to be approximately $10 million primarily related to purchases of property, plant and equipment.

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

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2017 (in millions):

		Payment Due by Period
	Total	Less Than 1 Year		1-3 Years	3-5 Years		After 5 Years
Contractual obligations:
Long-term debt	$162	$	−	$162	$	−	$	−
Operating leases	109		36	43		19		11
Total contractual obligations	$271		$36	$205		$19		$11

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

Allowance for Doubtful Accounts

We grant credit to our customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements and changes in estimates can be material. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2017 and 2016, allowance for doubtful accounts totaled $29 million and $34 million, or 6.4% and 8.8% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of products we stock, among other factors. At December 31, 2017 and 2016, inventory reserves totaled $40 million and $48 million, or 6.3% and 9.0% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

The Company has $328 million of goodwill as of December 31, 2017. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Events or circumstances which could indicate a potential impairment include, but are not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of prices for oil, gas and steel, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is indicated.

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

All reporting units tested passed with no impairment indicators and the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 40% except for the International reporting unit.  The International reporting unit exceeded the carrying value by approximately 8%. As a result, this unit is more susceptible to impairment risk from adverse changes in annual operating plans and micro and macroeconomic environment conditions. While management has implemented strategies to address these events, adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges. A hypothetical 100 basis point increase in the risk free rate (an input used in computing the discount rate) would decrease the estimated fair value in the International reporting unit by approximately 8%, while a hypothetical reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value in the International reporting unit by approximately 5%. The Company continues to monitor the cash flows for this reporting unit.

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

As further discussed in Note 9, "Income Taxes," on December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was signed into law which enacts significant changes to U.S. tax and related laws. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB No. 118”), the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Company’s income tax assets and liabilities as of December 31, 2017. The Company continues to collect additional information to support and refine its calculations of the impact of these changes on its operations and its recorded income tax assets and liabilities. The ultimate impact of the Act may differ from the Company’s provisional estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance.

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

Due to the level of losses incurred since 2015, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada, and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2017. The change during the year in the valuation allowance was $44 million in the U.S., $3 million in Canada, and $(2) million in other foreign jurisdictions.

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

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for reinvestment of those subsidiary earnings. Should the Company decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside the United States. Unremitted earnings of these subsidiaries were $153 million at December 31, 2017. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company will adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). The Company has substantially completed its assessment of the impact of the new standard on key contracts with customers. The Company’s contracts predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. The Company will not have a material cumulative adjustment on the consolidated financial statements as a result of the adoption of the new standard.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our 2017 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2017, our most significant foreign currency exposure was to the Canadian dollar with less significant foreign currency exposures to the Australian dollar, British pound, and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). During 2017, we experienced a net foreign currency translation gain totaling $37 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other expense. For the years ended December 31, 2017, 2016 and 2015, we reported net foreign currency transaction losses of $2 million, $1 million and $3 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of our revenues for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenues for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for 2017 compared to the average for 2016 for the aggregate of our foreign operations compared to the U.S. dollar increased by less than 1%. The average foreign exchange rate for 2017 compared to the average for 2016 of the Australian dollar and Canadian dollar compared to the U.S. dollar increased by approximately 3% and 2%, respectively, while the average foreign exchange rate for 2017 compared to the average for 2016 of the British pound and Mexican peso compared to the U.S. dollar decreased by approximately 5% and 1%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2017 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $1 million change in net loss for 2017.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2017.

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

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2017. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, is included on page 49 of this annual report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2017, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	6,135,690		$25.97	6,941,114
Equity compensation plans not approved by security holders	−	$	−	−
Total	6,135,690		$25.97	6,941,114

(1)

Includes 317,277 shares of issuable performance-based awards if specific targets are met, and 188,736 shares of RSU which have no exercise price.  Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.

(2)	Includes 6,941,114 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

101

The following materials from our Annual Report on Form 10-K for the period ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (8)

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

Date: February 14, 2018

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

Signature	Title	Date

/s/ Robert R. Workman	President, Chief Executive Officer and Director	February 14, 2018
Robert R. Workman

/s/ Daniel L. Molinaro	Senior Vice President and Chief Financial Officer	February 14, 2018
Daniel L. Molinaro

/s/ David A. Cherechinsky	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2018
David A. Cherechinsky

/s/ J. Wayne Richards	Chairman of the Board	February 14, 2018
J. Wayne Richards

/s/ Richard Alario	Director	February 14, 2018
Richard Alario

/s/ Terry Bonno	Director	February 14, 2018
Terry Bonno

/s/ Galen Cobb	Director	February 14, 2018
Galen Cobb

/s/ Paul Coppinger	Director	February 14, 2018
Paul Coppinger

/s/ James Crandell	Director	February 14, 2018
James Crandell

/s/ Rodney Eads	Director	February 14, 2018
Rodney Eads

/s/ Michael Frazier	Director	February 14, 2018
Michael Frazier

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February, 14, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NOW Inc.

Opinion on Internal Control over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

February 14, 2018

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$98	$106
Receivables, net	423	354
Inventories, net	590	483
Prepaid and other current assets	18	16
Total current assets	1,129	959
Property, plant and equipment, net	119	143
Deferred income taxes	2	1
Goodwill	328	311
Intangibles, net	166	184
Other assets	5	5
Total assets	$1,749	$1,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$290	$246
Accrued liabilities	103	100
Other current liabilities	1	1
Total current liabilities	394	347
Long-term debt	162	65
Deferred income taxes	7	7
Other long-term liabilities	1	1
Total liabilities	564	420
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,030,438 and 107,474,904 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	2,019	2,002
Accumulated deficit	(730)	(678)
Accumulated other comprehensive loss	(105)	(142)
Total stockholders' equity	1,185	1,183
Total liabilities and stockholders' equity	$1,749	$1,603

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$2,648	$2,107	$3,010
Operating expenses:
Cost of products	2,147	1,762	2,508
Warehousing, selling and administrative	542	567	619
Impairment of goodwill	—	—	393
Operating loss	(41)	(222)	(510)
Other expense	(11)	(8)	(8)
Loss before income taxes	(52)	(230)	(518)
Income tax provision (benefit)	—	4	(16)
Net loss	$(52)	$(234)	$(502)
Loss per share:
Basic loss per common share	$(0.48)	$(2.18)	$(4.68)
Diluted loss per common share	$(0.48)	$(2.18)	$(4.68)
Weighted-average common shares outstanding, basic	108	107	107
Weighted-average common shares outstanding, diluted	108	107	107

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(52)	$(234)	$(502)
Other comprehensive income (loss):
Foreign currency translation adjustments	37	(8)	(89)
Comprehensive loss	$(15)	$(242)	$(591)

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(52)	$(234)	$(502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50	53	38
Deferred income taxes	(1)	(2)	(6)
Stock-based compensation	20	23	27
Provision for doubtful accounts	3	17	27
Provision for inventory	11	36	54
Impairment of goodwill	—	—	393
Other, net	(11)	—	(7)
Change in operating assets and liabilities, net of acquisitions:
Receivables	(64)	102	414
Inventories	(110)	190	258
Prepaid and other current assets	(2)	4	12
Accounts payable and accrued liabilities	43	22	(367)
Income taxes receivable, net	—	25	(18)
Other assets / liabilities, net	(2)	(1)	1
Net cash provided by (used in) operating activities	(115)	235	324
Cash flows from investing activities:
Purchases of property, plant and equipment	(4)	(4)	(11)
Business acquisitions, net of cash acquired	(4)	(175)	(515)
Purchases of intangible assets	—	(7)	—
Proceeds from disposal of assets, and other	16	3	3
Net cash provided by (used in) investing activities	8	(183)	(523)
Cash flows from financing activities:
Borrowing under the revolving credit facility	359	253	435
Repayments under the revolving credit facility	(262)	(296)	(327)
Other, net	(3)	(4)	(2)
Net cash provided by (used in) financing activities	94	(47)	106
Effect of exchange rates on cash and cash equivalents	5	11	(12)
Net change in cash and cash equivalents	(8)	16	(105)
Cash and cash equivalents, beginning of period	106	90	195
Cash and cash equivalents, end of period	$98	$106	$90
Supplemental disclosures of cash flow information:
Income taxes paid (refunded), net	$2	$(23)	$10
Interest paid	$6	$4	$2

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ In millions)

	Common Stock
	Shares		Additional	Retained	Accum. Other	Total
	Outstanding	Par	Paid-In	Earnings	Comprehensive	Stockholders’
	(in thousands)	Value	Capital	(Deficit)	Loss	Equity
January 1, 2015	107,067	1	1,952	58	(45)	1,966
Net loss	—	—	—	(502)	—	(502)
Adjustment to income tax from spin-off	—	—	3	—	—	3
Stock-based compensation	—	—	27	—	—	27
Exercise of stock options	15	—	—	—	—	—
Vesting of restricted stock	200	—	—	—	—	—
Shares withheld for taxes	(63)	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	(89)	(89)
December 31, 2015	107,219	1	1,980	(444)	(134)	1,403
Net loss	—	—	—	(234)	—	(234)
Stock-based compensation	—	—	23	—	—	23
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted stock	341	—	—	—	—	—
Shares withheld for taxes	(105)	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(8)	(8)
December 31, 2016	107,475	$1	$2,002	$(678)	$(142)	$1,183
Net loss	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	20	—	—	20
Exercise of stock options	35	—	1	—	—	1
Vesting of restricted stock	771	—	—	—	—	—
Shares withheld for taxes	(251)	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	37	37
December 31, 2017	108,030	$1	$2,019	$(730)	$(105)	$1,185

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

Basis of Presentation

The accompanying consolidated financial information include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported results of operations.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. The Company will adopt Topic 606 in the first quarter of fiscal year 2018 pursuant to the aforementioned adoption method (ii). The Company has substantially completed its assessment of the impact of the new standard on key contracts with customers. The Company’s contracts predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unimpacted by the new standard. The Company will not have a material cumulative adjustment on the consolidated financial statements as a result of the adoption of the new standard.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations.

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

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has five reporting units for this purpose—United States Energy, United States Supply Chain, United States Process Solutions, Canada and International. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.

Subsequent to the adoption of ASU 2017-04, the goodwill impairment test was simplified to a one-step approach. The Company compares the fair value of the reporting unit to the carrying value of a reporting unit to determine if there is impairment. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The impairment loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

Prior to the adoption of ASU 2017-04, the goodwill impairment test was a two-step process. The first step was to identify if a potential impairment exists by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit was not considered to have a potential impairment and the second step of the impairment test is not necessary. However if the carrying amount of a reporting unit exceeds its fair value, the second step was performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compared the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeded the carrying amount, then goodwill was not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss was recognized in an amount equal to that excess.

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

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses, from remeasuring foreign currency transactions into the reporting currency, are included in other expense. Net foreign currency transaction losses were $2 million, $1 million and $3 million for the years ending December 31, 2017, 2016 and 2015, respectively, and are included in other expense in the accompanying consolidated statements of operations.

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

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation—Stock Compensation”. Under this guidance the fair value of the award is measured on the grant date and amortized to expense using the straight-line method over the shorter of the vesting period or the remaining requisite service period. Forfeitures are recognized as they occur.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2017	2016	2015
Allowance for doubtful accounts
Beginning balance	$34	$38	$19
Additions charged to expenses	3	17	27
Charge-offs and other	(8)	(21)	(8)
Ending balance	$29	$34	$38

4. Inventories, net

Inventories consist primarily of (in millions):

	December 31,
	2017	2016	2015
Finished goods and other	$630	$531	$737
Less: inventory reserves	(40)	(48)	(44)
Total	$590	$483	$693
Inventory reserves:
Beginning balance	$48	$44	$39
Additions charged to expenses	11	36	54
Charge-offs and other	(19)	(32)	(49)
Ending balance	$40	$48	$44

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2017	2016
Information technology assets	1-7 Years	$48	$47
Operating equipment	2-15 Years	93	93
Buildings and land (1)	5-35 Years	97	95
Construction in progress		—	1
Total property, plant and equipment		238	236
Less: accumulated depreciation		(119)	(93)
Property, plant and equipment, net		$119	$143

(1)	Land has an indefinite life.

Depreciation expense was $28 million, $32 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of September 30, 2017, the Company had classified assets from the U.S. segment related to a facility relocation as held for sale. The net carrying value of these assets was approximately $2 million. The Company completed the sale of these assets in the fourth quarter of 2017 and recognized a gain of $10 million in warehousing, selling and administrative in the accompanying consolidated statement of operations.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2017	2016
Compensation and other related expenses	$36	$25
Customer credits and prepayments	19	27
Taxes (non-income)	15	17
Other	33	31
Total	$103	$100

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2015	—	$88	$117	$205
Additions	117	—	—	117
Currency translation adjustments and other	—	3	(14)	(11)
Balance at December 31, 2016	$117	91	103	311
Additions	2	—	—	2
Currency translation adjustments and other	—	$7	$8	15
Balance at December 31, 2017	$119	$98	$111	$328

During the fourth quarter of 2017 and 2016, the Company performed its annual goodwill impairment test resulting in no impairment.  The calculated fair values of all of the Company’s reporting units were in excess of the respective reporting unit’s carrying value.

In 2016, in connection with the Power Service acquisition (see Note 19 “Acquisitions”) and the related changes in the management structure, the Company established a new reporting unit, U.S. Process Solutions, under the United States reportable segment.  The U.S. Process Solutions reporting unit primarily consists of the Power Service business and the Odessa Pumps business (formally a U.S. Energy component with zero goodwill value). The U.S. Process Solutions reporting unit has a goodwill balance of $119 million, as a result of the fair value measurement of the net assets acquired in the Power Service acquisition.

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

8. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, tradenames, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 1-20 years.

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2015:
Trademarks and patents	$85	$(14)	$71
Customer relationships	103	(12)	91
Other (covenant not to compete)	5	(4)	1
Currency translation adjustments and other	(2)	—	(2)
Total identified intangibles	$191	$(30)	$161
December 31, 2016:
Trademarks and patents	$105	$(20)	$85
Customer relationships	125	(22)	103
Other (covenant not to compete)	11	(6)	5
Currency translation adjustments and other	(11)	2	(9)
Total identified intangibles	$230	$(46)	$184
December 31, 2017:
Trademarks and patents	$103	$(26)	$77
Customer relationships	117	(34)	83
Other (covenant not to compete)	11	(9)	2
Currency translation adjustments and other	6	(2)	4
Total identified intangibles	$237	$(71)	$166

Amortization expense was $22 million, $21 million and $13 million for the years ended December 31, 2017, 2016, and 2015, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31	Estimated Amortization Expense
2018	$20
2019	19
2020	19
2021	18
2022	18

9. Income Taxes

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

The Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017. The Act contains several tax law changes that will impact the Company in the current and future periods, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and changes to bonus depreciation, the deductions for executive compensation and interest expense. At December 31, 2017, the Company has not completed its accounting for the tax effects of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. The Company is also assessing the impact of the provisions of the Act which do not apply until 2018.

The Company remeasured its U.S. deferred tax assets and liabilities and recorded a $69 million charge relating to the U.S. federal corporate tax rate change, with a corresponding decrease to its valuation allowance of $69 million.  There is no net impact to the deferred tax expense for these entries at December 31, 2017. Similarly, the Company recorded a one-time, mandatory $33 million charge relating to the one-time transition tax on unremitted foreign earnings which is fully offset by foreign tax credits and net operating losses, resulting in no net impact to the provision for income taxes. The Company does not expect to incur a material cash tax payable with respect to the one-time transition tax. The Company is still analyzing the Act and refining its calculations, which could potentially impact the measurement of the tax balances. The Act’s tax law changes impacting the Company’s 2017 provision for income taxes, for which a reasonable estimate has been made, are reflected in the tables below.

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	December 31,
	2017	2016	2015
United States	$(64)	$(206)	$(524)
Foreign	12	(24)	6
Loss before income taxes	$(52)	$(230)	$(518)

The provision (benefit) for income taxes for 2017, 2016 and 2015 consisted of the following (in millions):

	2017	2016	2015
U.S. Federal:
Current	—	$2	$(14)
Deferred	—	(1)	(2)
	—	1	(16)
U.S. State:
Current	—	—	(1)
Deferred	—	—	—
	—	—	(1)
Foreign
Current	1	3	5
Deferred	(1)	—	(4)
	—	3	1
Income tax provision (benefit)	$—	$4	$(16)

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	December 31,
	2017	2016	2015
Income tax provision (benefit) at federal statutory rate	$(18)	$(81)	$(181)
Foreign tax rate differential	(2)	2	(1)
State income tax provision (benefit), net of federal benefit	(5)	(3)	(8)
Nondeductible expenses	2	8	3
Foreign tax credits	(31)	(2)	(3)
Nondeductible goodwill impairment	—	—	42
One-time transition tax	33
U.S. tax rate change	69
Change in valuation allowance	(45)	78	129
Change in contingency reserve and other	(3)	2	3
Income tax provision (benefit)	$—	$4	$(16)
Effective tax rate	0.0%	(1.6)%	3.0%

In 2015, the effective tax rate was impacted by nondeductible goodwill impairments and a valuation allowance recorded against the Company’s deferred tax assets in the United States. In 2016, the effective tax rate continues to be impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions. The change in valuation allowance excludes intercompany transactions as they do not impact consolidated income (loss) from continuing operations. In 2017, the effective tax rate continues to be impacted by a valuation allowance in the United States, Canada and other foreign jurisdictions.  In addition, the effective tax rate was impacted by the enactment of the Tax Cuts and Jobs Act of 2017 which includes the one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2017	2016	2015
Deferred tax assets:
Allowances and operating liabilities	$8	$8	$9
Net operating loss carryforwards	52	78	13
Foreign tax credit carryforwards	29	5	3
Trade credit	1	3	4
Allowance for doubtful accounts	6	10	12
Inventory reserve	12	18	11
Stock-based compensation	15	19	19
Intangible assets	27	53	56
Other	2	6	1
Total deferred tax assets	152	200	128
Deferred tax liabilities:
Tax over book depreciation	—	(4)	(6)
Total deferred tax liabilities	—	(4)	(6)
Net deferred tax assets before valuation allowance	152	196	122
Valuation allowance	(157)	(202)	(129)
Net deferred tax assets (liability)	$(5)	$(6)	$(7)

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

Due to the level of losses incurred since 2015, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2017.  The change during the year in the valuation allowance was $44 million in the U.S., $3 million in Canada, and $(2) million in other foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2017	2016	2015
Unrecognized tax benefit at January 1	$1	$1	$—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	1
Settlement	(1)	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit at December 31	$—	$1	$1

The balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 was $0 million, $1 million and $1 million, respectively. These unrecognized tax benefits are included as a reduction to deferred tax assets in the consolidated balance sheet at December 31, 2017, 2016 and 2015.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. During the year ended December 31, 2017, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

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

In the United States, the Company has $188 million of federal net operating loss carryforwards as of December 31, 2017, which will expire between 2035 and 2036. The potential tax benefit of $39 million has been reduced by a $39 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses.

The Company has $143 million of state net operating loss carryforwards as of December 31, 2017, which will expire between 2020 through 2037. The potential benefit of $8 million has been reduced by an $8 million valuation allowance.

Outside the United States, the Company has $20 million of net operating loss carryforwards as of December 31, 2017, of which $13 million have no expiration and $7 million will expire between 2020 and 2037. The potential tax benefit of $5 million has been reduced by a $5 million valuation allowance.

As of December 31, 2017, the Company has $29 million of excess foreign tax credits in the U.S., of which $23 million was recognized as a result of the one-time transition tax. The foreign tax credits will expire between 2024 and 2027. The potential benefit of $29 million has been reduced by a $29 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2017, the amount of undistributed earnings of foreign subsidiaries was approximately $153 million. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. These earnings are considered to be permanently reinvested and, except for the Act’s one-time transition tax, no additional provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. No income taxes have been provided for any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

As of December 31, 2017, the Company had borrowed $162 million against its senior secured revolving credit facility, and had $429 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 72%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of December 31, 2017, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility are $750 million. The amended credit facility includes a $250 million accordion, subject to certain conditions.

At December 31, 2017, the Company issued $6 million in letters of credit under its senior revolving credit facility primarily for casualty insurance expiring in July 2018.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of December 31, 2017. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of December 31, 2017, these credit arrangements totaled approximately $35 million, of which the Company was contingently liable for approximately $8 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2029. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $50 million, $50 million and $51 million in 2017, 2016 and 2015, respectively.

In connection with 2015 acquisitions, the Company entered into leases with former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $3 million and $3 million for the years ended December 31, 2017 and 2016, respectively. Total future commitments related to these operating leases is approximately $9 million through 2023.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2017, are payable as follows (in millions):

2018	$36
2019	25
2020	18
2021	11
2022	8
Thereafter	11
Total future lease commitments	$109

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

The table below provides data about the fair value of the derivative instruments that are recorded in the consolidated balance sheets (in millions):

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$—	$1	$—
(1)

Included in other current liabilities and other current assets in the consolidated balance sheets. The total notional amount of the forward foreign exchange contracts was approximately $37 million and $76 million at December 31, 2017 and 2016, respectively.

The table below provides the gains and (losses) recognized in other income in the accompanying consolidated statements of operations related to the Company’s derivative instruments (in millions):

	December 31,
	2017	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1	$12	$(4)

As of December 31, 2017, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation
Adjustments
Balance at December 31, 2016	(142)
Other comprehensive income	37
Balance at December 31, 2017	(105)

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

14. Business Segments

The Company has five operating segments, which are (1) U.S. Energy, (2) U.S. Supply Chain, (3) U.S. Process Solutions, (4) Canada and (5) International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

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

United States

The Company has approximately 195 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of approximately 55 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in approximately 20 countries and serves the needs of its international customers from approximately 35 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2017
Revenue	$1,914	$356	$378	$2,648
Operating profit (loss)	(53)	13	(1)	(41)
Depreciation and amortization	37	3	10	50
Property, plant and equipment, net	81	14	24	119
Total assets	1,207	401	141	1,749
2016
Revenue	$1,445	$258	$404	$2,107
Operating loss	(192)	(18)	(12)	(222)
Depreciation and amortization	40	3	10	53
Property, plant and equipment, net	104	15	24	143
Total assets	1,112	306	185	1,603
2015
Revenue	$2,027	$378	$605	$3,010
Operating profit (loss)	(515)	(1)	6	(510)
Impairment of goodwill	(393)	—	—	(393)
Depreciation and amortization	26	3	9	38
Property, plant and equipment, net	119	16	30	165
Total assets	1,266	300	266	1,832

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	December 31,
	2017	2016	2015
Product Category
Drilling and production	$625	$496	$632
Pipe	418	287	509
Valves	541	374	538
Fittings and flanges	419	350	448
Mill tool, MRO, safety and other	645	600	883
Total	$2,648	$2,107	$3,010

15. Loss Per Share (“EPS”)

Basic loss per share is based on net loss attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted and vested unexercised stock options, but only to the extent these instruments dilute earnings per share.

For the years ended December 31, 2017, 2016 and 2015, a total of approximately 8 million, 7 million and 6 million potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted loss per share follows (in millions, except share data):

	December 31,
	2017	2016	2015
Numerator:
Net loss attributable to the Company's stockholders	$(52)	$(234)	$(502)
Denominator:
Weighted average basic common shares outstanding	107,745,229	107,416,181	107,173,972
Effect of dilutive securities	—	—	—
Weighted average diluted common shares outstanding	107,745,229	107,416,181	107,173,972
Loss per share attributable to the Company's stockholders:
Basic	$(0.48)	$(2.18)	$(4.68)
Diluted	$(0.48)	$(2.18)	$(4.68)

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

16. Stock-based Compensation and Outstanding Awards

Under the terms of the NOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provides for the grant of stock options, restricted stock units and performance stock awards.

Stock-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 totaled $20 million, $23 million and $27 million, respectively. Tax benefit recognized from this expense for the years ended December 31, 2017, 2016 and 2015 was $7 million, $6 million and $7 million, respectively.

Each of the stock-based compensation arrangements are discussed below.

Stock Options

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

For the stock options granted in 2017, 2016 and 2015, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock, and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term.

	December 31,
	2017	2016	2015
Valuation Assumptions:
Expected volatility	37.9%	44.0%	41.2%
Risk-free interest rate	1.9%	1.3%	1.4%
Expected dividends (per share)	$—	$—	$—
Expected term (in years)	4.5	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2016	4,853	$26.83
Granted	915	20.64
Forfeited	(102)	23.23
Exercised	(36)	14.19
Outstanding as of December 31, 2017	5,630	$25.97	4.9	$—
Exercisable at December 31, 2017	3,964	$29.16	4.5	$—

The weighted-average grant-date fair value of options granted for the years ended December 31, 2017 and 2016 was $7.07 and $5.29, respectively. The total intrinsic value of options exercised for the years ended December 31, 2017, 2016, and 2015 was less than $1 million. As of December 31, 2017, unrecognized compensation cost related to stock option awards was approximately $7 million, which is expected to be recognized over a weighted average period of 1.6 years. Cash received from exercises of stock options was approximately $1 million for the year ended December 31, 2017.

Restricted Stock Awards and Restricted Stock Units (“RSAs and RSUs”)

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

The following table summarizes award activity for restricted stock awards and restricted stock units:

RSAs / RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2016	2,311	$27.66
Granted	580	15.87
Vested(1)	(808)	22.34
Forfeited	(405)	28.28
Nonvested as of December 31, 2017	1,678	$25.99

(1)	251 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $15.87, $14.71, and $22.59 for RSA and RSU granted for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, unrecognized compensation cost related to RSAs and RSUs was $16 million, which is expected to be recognized over a weighted average period of 1.9 years. The total vest-date fair value of shares vested for the years ended December 31, 2017, 2016, and 2015 was $12 million, $6 million, and $4 million, respectively.

Performance Stock Awards (“PSAs”)

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

For the year ended December 31, 2017, the Company granted PSAs to senior management employees with potential payouts varying from zero to 169,346 shares. The PSAs can be earned over a three-year performance period, based on three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric (market-condition), (ii) one-third of the PSAs have an EBITDA metric (performance-condition), and (iii) one-third of the PSAs have a Working Capital (WC) metric (performance-condition).

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2016	233	$18.81
Granted	84	22.75
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2017	317	$19.86

The weighted- average grant-date fair value of PSAs granted for the years 2017 and 2016 was $22.75 and $16.47, respectively. As of December 31, 2017, unrecognized compensation cost related to PSAs was $2 million, which is expected to be recognized over a weighted average period of 1.2 years.

17. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Revenue	$631	$651	$697	$669
Operating expenses
Cost of products	517	527	562	541
Warehousing, selling and administrative	135	138	141	128
Operating profit (loss)	(21)	(14)	(6)	—
Other expense	(2)	(3)	(3)	(3)
Loss before income taxes	(23)	(17)	(9)	(3)
Income tax provision (benefit)	—	—	—	—
Net loss	$(23)	$(17)	$(9)	$(3)
Loss per share:
Basic loss per common share	$(0.21)	$(0.16)	$(0.08)	$(0.03)
Diluted loss per common share	$(0.21)	$(0.16)	$(0.08)	$(0.03)
Weighted-average common shares outstanding, basic	108	108	108	108
Weighted-average common shares outstanding, diluted	108	108	108	108
Year ended December 31, 2016
Revenue	$548	$501	$520	$538
Operating expenses
Cost of products	461	418	433	450
Warehousing, selling and administrative	152	140	140	135
Operating loss	(65)	(57)	(53)	(47)
Other expense	(2)	(2)	(3)	(1)
Loss before income taxes	(67)	(59)	(56)	(48)
Income tax provision (benefit)	(4)	(15)	—	23
Net loss	$(63)	$(44)	$(56)	$(71)
Loss per share:
Basic loss per common share	$(0.59)	$(0.40)	$(0.53)	$(0.66)
Diluted loss per common share	$(0.59)	$(0.40)	$(0.53)	$(0.66)
Weighted-average common shares outstanding, basic	107	107	107	107
Weighted-average common shares outstanding, diluted	107	107	107	107

18. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2017 the Company had approximately 4,600 employees, of which approximately 275 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2017, 2016 and 2015, employer contributions for defined contribution plans were $12 million, $13 million, and $14 million, respectively, and all funding is current.

Defined Benefit Pension Plans

The company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased.  The second defined benefit plan was acquired from the John MacLean & Sons Electrical acquisition in March 2015.

Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million each year for the years ended December 31, 2017, 2016 and 2015.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2017 and 2016, are as follows (in millions):

	Pension Benefits
At year end	2017	2016
Benefit obligation at beginning of year	$13	$16
Interest cost	—	1
Actuarial loss (gain)	1	3
Benefits paid	—	(1)
Plan settlements	—	(3)
Foreign currency exchange rate changes	(1)	(3)
Acquisitions (disposals)	—	—
Benefit obligation at end of year	13	13

Fair value of plan assets at beginning of year	$15	$18
Actual return	2	2
Benefits paid	—	(1)
Company contributions	1	1
Plan settlements	—	(3)
Foreign currency exchange rate changes	—	(2)
Acquisitions (disposals)	—	—
Fair value of plan assets at end of year	18	15

Funded status	5	2
Accumulated benefit obligation at end of year	13	13

The net asset is presented within other assets on the consolidated balance sheet.

Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	December 31,
	2017	2016
Discount rate:	2.50%	2.70%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2017	2016	2015
Discount rate:	2.70%	3.70%	3.10% - 3.90%
Expected return on assets:	3.27% - 4.27%	4.04% - 4.50%	2.13% - 5.50%

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

The Company expects to contribute less than $1 million to its pension plans in 2018.

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

December 31, 2017:
Equity securities	$10	$10	$—	$—
Fixed Income Securities	3	3	—	—
Other	5	—	5	—
Total Fair Value Measurements	$18	$13	$5	$—

19. Acquisitions

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

As of May 31, 2017, the Company completed its valuations of this acquisition as of the acquisition date and recognized goodwill of $119 million and intangible assets of $45 million.

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

	As initially reported	Measurement period adjustments	As adjusted
Net purchase price	$176	$3	$179
Fair value of net assets acquired:
Current assets other than cash	26	—	26
Property, plant and equipment	12	(1)	11
Trade names (estimated useful lives of 20 years)	21	(1)	20
Customer relationships (estimated useful lives of 10 years)	25	—	25
Current liabilities	(19)	(2)	(21)
Deferred tax liabilities	(19)	18	(1)
Total fair value of net assets acquired	$46	$14	$60
Goodwill(1)	$130	$(11)	$119
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

	December 31,
	2015	2014
Revenue	$3,255	$4,847
Net loss	$(482)	$(131)