Form 10-Q
period 2018-03-31
NOW Inc.
filed 2018-05-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of April 25, 2018 the registrant had 108,141,139 shares of common stock (excluding 1,646,968 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80	$98
Receivables, net	496	423
Inventories, net	609	590
Prepaid and other current assets	21	18
Total current assets	1,206	1,129
Property, plant and equipment, net	114	119
Deferred income taxes	2	2
Goodwill	329	328
Intangibles, net	162	166
Other assets	5	5
Total assets	$1,818	$1,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$331	$290
Accrued liabilities	110	103
Other current liabilities	2	1
Total current liabilities	443	394
Long-term debt	175	162
Deferred income taxes	7	7
Other long-term liabilities	1	1
Total liabilities	626	564
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,141,139 and 108,030,438 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	2,023	2,019
Accumulated deficit	(728)	(730)
Accumulated other comprehensive loss	(104)	(105)
Total stockholders' equity	1,192	1,185
Total liabilities and stockholders' equity	$1,818	$1,749

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$764	$631
Operating expenses:
Cost of products	616	517
Warehousing, selling and administrative	141	135
Operating profit (loss)	7	(21)
Other expense	(4)	(2)
Income (loss) before income taxes	3	(23)
Income tax provision (benefit)	1	—
Net income (loss)	2	(23)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.02	$(0.21)
Diluted earnings (loss) per common share	$0.02	$(0.21)
Weighted-average common shares outstanding, basic	108	108
Weighted-average common shares outstanding, diluted	108	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2	$(23)
Other comprehensive income:
Foreign currency translation adjustments	1	10
Comprehensive income (loss)	3	(13)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2	$(23)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11	13
Deferred income taxes	—	(2)
Stock-based compensation	4	6
Provision for doubtful accounts	1	(1)
Provision for inventory	2	5
Change in operating assets and liabilities, net of acquisitions:
Receivables	(74)	(53)
Inventories	(22)	(11)
Prepaid and other current assets	(3)	(4)
Accounts payable and accrued liabilities	48	52
Income taxes receivable, net	1	(1)
Other assets / liabilities, net	—	(2)
Net cash used in operating activities	(30)	(21)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(1)
Business acquisitions, net of cash acquired	—	(3)
Other, net	—	2
Net cash used in investing activities	(1)	(2)
Cash flows from financing activities:
Borrowing under the revolving credit facility	85	59
Repayments under the revolving credit facility	(72)	(42)
Other	—	(1)
Net cash provided by financing activities	13	16
Effect of exchange rates on cash and cash equivalents	—	3
Net change in cash and cash equivalents	(18)	(4)
Cash and cash equivalents, beginning of period	98	106
Cash and cash equivalents, end of period	$80	$102

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company continues to assess the impact of ASU 2016-02 on its consolidated financial statements. The Company plans to adopt Topic 842 in the first quarter of fiscal year 2019. Based on the Company’s preliminary assessment, which is subject to change, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that are reported relative to such amounts prior to adoption. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires the modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that enters into contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The Company adopted this standard as of January 1, 2018, using the modified retrospective transition method resulting in an immaterial increase to the opening accumulated deficit due to the cumulative impact of adopting Topic 606. The adoption of the new standard had no material impact on the measurement or recognition of revenue, however additional disclosures have been added in accordance with Topic 606. See Note 2 “Revenue” for additional details on the Company’s revenue policies.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company sponsors two defined benefit plans in the UK under which accrual of pension benefits has ceased and there will not be a service cost component to the net periodic pension cost. Plan members benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The Company adopted this standard as of January 1, 2018, with no material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) was enacted into law. The Company evaluated the potential impacts of SAB 118 along with this ASU and has applied them to its consolidated financial statements and related disclosures. See Note 8 “Income Taxes” for additional information.

2. Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 resulted in $5 million additional receivables and deferred revenue related to the recognition of receivables with unconditional right to payment.

Revenue Recognition

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. The majority of revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered, or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of sales.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

See Note 7 “Business Segments” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed on contracts with an original expected duration of one year or more. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. These assets were de minimis for the three months ended March 31, 2018 and were included in receivables, net in the consolidated balance sheets. The Company applied the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The costs expensed were not material for the three months ended March 31, 2018.

Contract liabilities primarily consist of deferred revenues recorded when cash payments are received or due in advance of the satisfaction of performance obligations, including amounts which are refundable, and accrued customer liabilities. Revenue recognition is deferred to a future period when the Company performs its obligations under contracts with customers. The increase in contract liabilities for the three months ended March 31, 2018 for customer deposits was approximately $18 million, partially offset by approximately $8 million in revenue recognized which was included in deferred revenue at the beginning of the period.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2018	December 31, 2017
Information technology assets	1-7 Years	$48	$48
Operating equipment	2-15 Years	92	93
Buildings and land (1)	5-35 Years	98	97
Total property, plant and equipment		238	238
Less: accumulated depreciation		(124)	(119)
Property, plant and equipment, net		$114	$119

(1)	Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2018	December 31, 2017
Compensation and other related expenses	$33	$36
Contract liabilities (1)	33	19
Taxes (non-income)	12	15
Other	32	33
Total	$110	$103

(1) Previously shown as customer credits and prepayments.

5. Debt

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

As of March 31, 2018, the Company had borrowed $175 million against its senior secured revolving credit facility, and had $452 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 71%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The Company was not obligated to pay back the borrowing against the senior secured revolving credit facility until the expiration date of April 18, 2019, as such the outstanding borrowing is classified as long term. As of March 31, 2018, the Company was in compliance with all financial covenants in the credit facility. Total commitments under the amended credit facility are $750 million and the amended credit facility includes a $250 million accordion feature, subject to certain conditions.

At March 31, 2018, the Company issued $6 million in letters of credit under its senior revolving credit facility, primarily for casualty insurance expiring in July 2018.

On April 30, 2018, the Company replaced its existing senior secured revolving credit facility and entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, with Wells Fargo Bank, National Association, serving as the administrative agent. The Credit Facility provides for a $750 million global revolving credit facility, with potential to further increase the Credit Facility to up to $1.0 billion. The Credit Facility matures in April 2023, unless extended. Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory. The obligations are secured by substantially all the assets of NOW Inc. The fixed charge coverage ratio covenant in the Revolving Facility applies only if availability under the Credit Facility is less than a certain threshold.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2017	$(105)
Other comprehensive income	1
Balance at March 31, 2018	$(104)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income in accordance with ASC Topic 830, “Foreign Currency Matters.”

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue:
United States	$562	$439
Canada	102	96
International	100	96
Total revenue	$764	$631
Operating profit (loss):
United States	$3	$(26)
Canada	4	3
International	—	2
Total operating profit (loss)	$7	$(21)
Operating profit (loss) % of revenue:
United States	0.5%	(5.9%)
Canada	3.9%	3.1%
International	0.0%	2.1%
Total operating profit (loss) %	0.9%	(3.3%)

8. Income Taxes

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

The effective tax rate for the three months ended March 31, 2018 was 24.1%, compared to 1.8% for the same period in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as higher tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry and thus the Company’s outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

Provisional Amounts in the Effective Tax Rate

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in the current and future periods, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and changes to bonus depreciation, the deduction for executive compensation and interest expense. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of other effects. As further discussed below, during the three-month period ended March 31, 2018, the Company recognized adjustments of $9 million to the provisional amounts recorded at December 31, 2017 related to the one-time transition tax and the reduction in the corporate income tax rate. The Company will continue to refine its calculations as additional analysis is completed.

The Company originally remeasured its U.S. deferred tax assets and liabilities and recorded a $69 million charge relating to the U.S. federal corporate income tax rate change, with a corresponding decrease to its valuation allowance of $69 million. Similarly, the Company originally recorded a $33 million charge for the one-time, mandatory transition tax on unremitted foreign earnings which was fully offset by foreign tax credits and net operating losses. There was no net impact to the Company’s provision for income taxes for these entries at December 31, 2017.

Subsequent guidance was issued by the Treasury Department and Internal Revenue Service in Notice 2018-26 which clarifies that companies may elect out of using 2017 net operating losses when computing the one-time, mandatory transition tax. The Company refined its one-time mandatory transition tax calculation, and while the election does not impact the $33 million charge originally recorded, it results in the Company utilizing additional foreign tax credits and preserves the Company’s 2017 net operating loss. The Company remeasured its 2017 net operating loss deferred tax asset and recorded an additional charge of $9 million relating to the U.S. federal corporate income tax rate change with a corresponding decrease to its valuation allowance of $9 million. There was no net impact to the Company’s provision for income taxes related to this adjustment at March 31, 2018.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and recognized a provisional tax expense of $1 million related to GILTI, which is fully offset by current year U.S. tax losses. The reduction in the Company’s U.S. tax net operating loss resulted in a corresponding decrease in the Company’s valuation allowance. There was no net impact to the Company’s provision for income taxes related to GILTI for the three-month period ended March 31, 2018.

The Tax Cuts and Jobs Act imposes a new Base Erosion and Anti-Abuse Tax (“BEAT”) on certain corporations that make base erosion payments to related foreign persons. The Company has evaluated the BEAT provisions and has concluded that its base erosion payments fall below the threshold, making it exempt from the BEAT. The Company will continue to evaluate the BEAT and provide for disclosure if it becomes subject to the BEAT in the future.

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

9. Earnings Per Share (“EPS”)

For the three months ended March 31, 2018, approximately 6 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.  For the three months ended March 31, 2017, approximately 8 million of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted income (loss) per share follows (in millions, except share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to the Company's stockholders	$2	$(23)
Denominator:
Weighted average basic common shares outstanding	108,074,718	107,550,846
Effect of dilutive securities	98,041	—
Weighted average diluted common shares outstanding	108,172,759	107,550,846
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.02	$(0.21)
Diluted	$0.02	$(0.21)

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

10. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock awards (“PSAs”).

For the three months ended March 31, 2018, the Company granted 1,807,822 stock options with a weighted average fair value of $3.95 per share and 287,209 shares of RSAs and RSUs with a weighted average fair value of $9.90 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 364,518 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $4 million and $6 million for the three months ended March 31, 2018 and 2017, respectively.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of March 31, 2018.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of March 31, 2018, these credit arrangements totaled approximately $35 million, of which the Company was contingently liable for approximately $9 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. At March 31, 2018 and March 31, 2017, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million, included in prepaid and other current assets in the accompanying consolidated balance sheets; a liability of less than $1 million, included in other current liabilities in the accompanying consolidated balance sheets; and a gain of less than $1 million, included in other expense in the accompanying consolidated statements of operations. The notional principal associated with those contracts was $38 million and $26 million as of March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 275 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, materials management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into the Company’s inventory assets, operations and financials worldwide, enhancing decision making and efficiency.

Demand for our products is driven primarily by the level of oil and gas drilling, completions, servicing, production, transmission, refining and petrochemical and industrial manufacturing activities. It is also influenced by the global supply and demand for energy, the economy in general and geopolitics. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors.

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, the Philippines, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 7 “Business Segments” of the notes to the unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

United States

We have approximately 185 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2018 and 2017 and the fourth quarter of 2017 include the following:

			%		%
			1Q18 v		1Q18 v
	1Q18*	1Q17*	1Q17	4Q17*	4Q17
Active Drilling Rigs:
U.S.	965	739	30.6%	921	4.8%
Canada	273	299	(8.7%)	204	33.8%
International	970	939	3.3%	949	2.2%
Worldwide	2,208	1,977	11.7%	2,074	6.5%

West Texas Intermediate Crude Prices (per barrel)	$62.89	$51.77	21.5%	$55.37	13.6%
Natural Gas Prices ($/MMBtu)	$3.08	$3.01	2.3%	$2.90	6.2%
Hot-Rolled Coil Prices (steel) ($/short ton)	$721.03	$620.66	16.2%	$614.70	17.3%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2018:

Sources: Rig count: Baker Hughes, Inc. (www.bhge.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count increased 6.5% (from 2,074 rigs to 2,208 rigs) and the U.S. increased 4.8% (from 921 rigs to 965 rigs) in the first quarter of 2018 compared to the fourth quarter of 2017. The average price per barrel of West Texas Intermediate Crude increased 13.6% (from $55.37 per barrel to $62.89 per barrel) and natural gas prices increased 6.2% (from $2.90 per MMBtu to $3.08 per MMBtu) in the first quarter of 2018 compared to the fourth quarter of 2017. The average price per short ton of Hot-Rolled Coil increased 17.3% (from $614.70 per short ton to $721.03 per short ton) in the first quarter of 2018 compared to the fourth quarter of 2017.

U.S. rig count at April 13, 2018 was 1,008 rigs, up 43 rigs compared to the first quarter of 2018 average of 965 rigs. The price for West Texas Intermediate Crude was $67.35 per barrel at April 13, 2018, up 7.1% from the first quarter average of 2018. The price for natural gas was $2.82 per MMBtu at April 13, 2018, down 8.4% from the first quarter average of 2018. The price for Hot-Rolled Coil was $853.67 per short ton at April 9, 2018, up 18.4% from the first quarter average of 2018.

Executive Summary

For the three months ended March 31, 2018, the Company generated net income of $2 million on $764 million in revenue. Revenue increased $133 million or 21.1% for the three months ended March 31, 2018, when compared to the corresponding period of 2017. For the three months ended March 31, 2018, net income improved $25 million when compared to the corresponding period of 2017.

For the three months ended March 31, 2018, the Company generated an operating profit of $7 million or 0.9% of revenue compared to an operating loss of $21 million or negative 3.3% of revenue for the corresponding period of 2017.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig activity. Our approach continues to be to advance our strategic goals and manage the Company based on market conditions. We continue to rationalize expenses and capital where economic activity remains depressed and invest where markets are expanding. We believe that our history of managing through these cycles, paired with our resources and minimal capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue:
United States	$562	$439
Canada	102	96
International	100	96
Total revenue	$764	$631
Operating profit (loss):
United States	$3	$(26)
Canada	4	3
International	—	2
Total operating profit (loss)	$7	$(21)
Operating profit (loss) % of revenue:
United States	0.5%	(5.9%)
Canada	3.9%	3.1%
International	0.0%	2.1%
Total operating profit (loss) %	0.9%	(3.3%)

United States

For the three months ended March 31, 2018, revenue was $562 million, an increase of $123 million or 28.0% when compared to the corresponding period of 2017. The increase was primarily driven by a year over year improvement in U.S. rig count.

For the three months ended March 31, 2018, the U.S. generated an operating profit of $3 million or 0.5% of revenue, an improvement of $29 million when compared to the corresponding period of 2017. For the three months ended March 31, 2018, U.S. operating profit improved primarily due to the increases in volume discussed above coupled with flat operating expenses.

Canada

For the three months ended March 31, 2018, revenue was $102 million, an increase of $6 million or 6.3% when compared to the corresponding period of 2017. Despite a year over year decline in Canadian rig count, revenue increased primarily as a result of favorable foreign exchange rate impact.

For the three months ended March 31, 2018, Canada generated an operating profit of $4 million or 3.9% of revenue, an increase of $1 million when compared to the corresponding period of 2017. Operating profit increased in the period primarily due to improved product margins in the period.

International

For the three months ended March 31, 2018, revenue was $100 million, an increase of $4 million or 4.2% when compared to the corresponding period of 2017. The increase is primarily a result of a favorable foreign exchange rate impact.

For the three months ended March 31, 2018, the international segment generated an operating profit of nil, a decline of $2 million when compared to the corresponding period of 2017. Despite the increase in revenue discussed above, operating profit declined primarily due to increased bad debt charges in the first quarter of 2018.

Cost of products

For the three months ended March 31, 2018, cost of products was $616 million compared to $517 million for the corresponding period in 2017. The increase was primarily due to an increase in revenue, partially offset by an increase in vendor consideration and a reduction in inventory charges in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three months ended March 31, 2018, warehousing, selling and administrative costs were $141 million compared to $135 million for the corresponding period of 2017. During the first quarter of 2018, operating expenses increased with improved market activity. Warehousing, selling and administrative costs include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three months ended March 31, 2018, other expense was $4 million compared to $2 million for the corresponding period of 2017. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Income tax provision (benefit)

The effective tax rate for the three months ended March 31, 2018 was 24.1% compared to 1.8% for the same period in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as higher tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act of 2017 and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus our outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

As further discussed in Note 8, "Income Taxes," on December 22, 2017, the Tax Cuts and Jobs Act enacted significant changes to U.S. tax and related laws. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB No. 118”), the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Company’s income tax assets and liabilities as of March 31, 2018. The Company continues to collect additional information to support and refine its calculations of the impact of these changes on its operations and its recorded income tax assets and liabilities. The ultimate impact of the Tax Cuts and Jobs Act may differ from the Company’s provisional estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended March 31,
	2018	2017
GAAP net income (loss) (1)	$2	$(23)
Interest, net	2	1
Income tax provision (benefit)	1	—
Depreciation and amortization	11	13
Other costs (2)	—	—
EBITDA excluding other costs	$16	$(9)
EBITDA % excluding other costs (3)	2.1%	(1.4%)

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

(2)

Other costs primarily includes the transaction costs associated with acquisition activity, including the cost of inventory that was stepped up to fair value during purchase accounting related to acquisitions and severance expenses which are included in operating profit (loss). For the three months ended March 31, 2018 and 2017, other costs was less than $1 million in both periods.

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

As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $80 million and $98 million, respectively. As of March 31, 2018, approximately $68 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. The Company has not and does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. The cash is considered permanently reinvested and, except for the Tax Cuts and Jobs Act’s one-time transition tax, no additional provision for U.S. federal and state income taxes has been made. If our foreign cash was repatriated, it would be subject to additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries, where applicable. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At March 31, 2018, the Company had $175 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2018, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(30)	$(21)
Net cash used in investing activities	(1)	(2)
Net cash provided by financing activities	13	16

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $30 million compared to $21 million in the corresponding period of 2017. For the three months ended March 31, 2018, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $74 million and $22 million, respectively, offset by an increase in accounts payable and accrued liabilities of $48 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $1 million compared to $2 million in the corresponding period of 2017. For the three months ended March 31, 2018, purchases of property, plant and equipment were approximately $1 million.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $13 million, compared to $16 million for the corresponding period of 2017. The activity in the period was primarily attributed to the Company making repayments under, and borrowing against, its revolving credit facility.

Other

For the three months ended March 31, 2018, the effect of the change in exchange rates on cash and cash equivalents was nil compared to an increase of $3 million for the corresponding period of 2017.

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

Generally accepted accounting principles require us to test goodwill and other indefinite-lived intangible assets for impairment at least annually (performed in the fourth quarter) or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Adverse market conditions could result in the recognition of impairment if we determine that the fair values of its reporting units have fallen below their carrying values. Events or circumstances which could require interim testing include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of the Company’s revenue for the three months ended March 31, 2018 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2018, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2018, the Company realized net foreign currency translation income totaling $1 million, which was included in other comprehensive income.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first three months of 2018 and 2017, the Company reported foreign currency transaction losses of $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2018, compared to the average for the same period in 2017, increased by approximately 6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar, the British pound, the Canadian dollar and Mexican peso increased in relation to the U.S. dollar by approximately 4%, 12%, 5% and 8%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2018 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net income for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The credit facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the balance at March 31, 2018.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.4	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Form of Employment Agreement for Executive Officers (1)

10.6	NOW Inc. 2014 Incentive Compensation Plan (2)

10.7	Form of Restricted Stock Award Agreement (6 year cliff vest) (3)

10.8	Form of Nonqualified Stock Option Agreement (4)

10.9	Form of Restricted Stock Award Agreement (3 year cliff vest) (4)

10.10	Form of Performance Award Agreement (4)

10.11	Form of Amendment to Employment Agreement for Executive Officers (5)

10.12	Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (6)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 1, 2018

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

Date: May 2, 2018

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer