Form 10-Q
period 2018-06-30
NOW Inc.
filed 2018-08-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of July 26, 2018 the registrant had 108,390,737 shares of common stock (excluding 1,384,492 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91	$98
Receivables, net	495	423
Inventories, net	604	590
Prepaid and other current assets	23	18
Total current assets	1,213	1,129
Property, plant and equipment, net	109	119
Deferred income taxes	2	2
Goodwill	321	328
Intangibles, net	155	166
Other assets	11	5
Total assets	$1,811	$1,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$315	$290
Accrued liabilities	103	103
Other current liabilities	2	1
Total current liabilities	420	394
Long-term debt	195	162
Deferred income taxes	6	7
Other long-term liabilities	1	1
Total liabilities	622	564
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,390,737 and 108,030,438 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	2,026	2,019
Accumulated deficit	(714)	(730)
Accumulated other comprehensive loss	(124)	(105)
Total stockholders' equity	1,189	1,185
Total liabilities and stockholders' equity	$1,811	$1,749

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$777	$651	$1,541	$1,282
Operating expenses:
Cost of products	620	527	1,236	1,044
Warehousing, selling and administrative	139	138	280	273
Operating profit (loss)	18	(14)	25	(35)
Other expense	(3)	(3)	(7)	(5)
Income (loss) before income taxes	15	(17)	18	(40)
Income tax provision (benefit)	1	—	2	—
Net income (loss)	$14	$(17)	$16	$(40)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.12	$(0.16)	$0.15	$(0.37)
Diluted earnings (loss) per common share	$0.12	$(0.16)	$0.15	$(0.37)
Weighted-average common shares outstanding, basic	108	108	108	108
Weighted-average common shares outstanding, diluted	108	108	108	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$14	$(17)	$16	$(40)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	12	(19)	22
Comprehensive loss	$(6)	$(5)	$(3)	$(18)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$16	$(40)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22	26
Deferred income taxes	(1)	(1)
Stock-based compensation	8	11
Provision for doubtful accounts	2	2
Provision for inventory	5	8
Change in operating assets and liabilities, net of acquisitions:
Receivables	(79)	(61)
Inventories	(25)	(50)
Prepaid and other current assets	(4)	(5)
Accounts payable and accrued liabilities	31	37
Income taxes receivable, net	—	(1)
Net cash used in operating activities	(25)	(74)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	(1)
Business acquisitions, net of cash acquired	—	(4)
Other, net	1	3
Net cash used in investing activities	(2)	(2)
Cash flows from financing activities:
Borrowing under the revolving credit facility	391	172
Repayments under the revolving credit facility	(358)	(109)
Other	(8)	—
Net cash provided by financing activities	25	63
Effect of exchange rates on cash and cash equivalents	(5)	4
Net change in cash and cash equivalents	(7)	(9)
Cash and cash equivalents, beginning of period	98	106
Cash and cash equivalents, end of period	$91	$97

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company sponsors two defined benefit plans in the UK under which accrual of pension benefits has ceased and there will not be a service cost component to the net periodic pension cost. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The Company adopted this standard as of January 1, 2018, with no material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) was enacted into law. The Company evaluated the potential impacts of SEC Staff Accounting Bulletin No. 118 (“SAB 118”) along with this ASU and has applied them to its consolidated financial statements and related disclosures. See Note 8 “Income Taxes” for additional information.

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

Revenue Recognition

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. The majority of revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered, or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of products.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. These assets were de minimis for the six months ended June 30, 2018 and were included in receivables, net in the consolidated balance sheets. The Company applied the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. These expenses were not material for the three and six months ended June 30, 2018.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The increase in contract liabilities for the six months ended June 30, 2018 was primarily related to customer deposits of approximately $17 million, partially offset by approximately $11 million of revenue recognized that was deferred at the beginning of the period.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2018	December 31, 2017
Information technology assets	1-7 Years	$45	$48
Operating equipment	2-15 Years	90	93
Buildings and land (1)	5-35 Years	96	97
Construction in progress		1	—
Total property, plant and equipment		232	238
Less: accumulated depreciation		(123)	(119)
Property, plant and equipment, net		$109	$119

(1)	Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2018	December 31, 2017
Compensation and other related expenses	$32	$36
Contract liabilities (1)	29	19
Taxes (non-income)	12	15
Other	30	33
Total	$103	$103

(1) Previously shown as customer credits and prepayments.

5. Debt

On April 30, 2018, the Company replaced its existing senior secured revolving credit facility and entered into a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent. The five-year Credit Facility provides for a $750 million global revolving credit facility (with a letter of credit subfacility of $60 million, and a swing line subfacility of 10% of the facility amount), of which up to $100 million is available for the Company’s Canadian subsidiaries and $40 million for the Company’s UK subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base or $60 million.

Borrowings under the Credit Facility will bear an interest rate at the Company’s option, at (i) the base rate plus an applicable margin based on the Company’s fixed charge coverage ratio (and if applicable, the Company’s leverage ratio); or (ii) the greater of LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s fixed charge coverage ratio (and if applicable, the Company’s leverage ratio). The Credit Facility includes a commitment fee on the unused portion of commitments that ranges from 25 to 37.5 basis points. Commitment fees incurred during the period were included in other expense in the consolidated statements of operations.

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of June 30, 2018, the Company borrowed $195 million against the Credit Facility and had approximately $332 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 62% subject to certain limitations. The Company was not obligated to pay back the borrowing against the Credit Facility until the expiration date, as such the outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $6 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2019.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2017	$(105)
Other comprehensive loss	(19)
Balance at June 30, 2018	$(124)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830, “Foreign Currency Matters.”

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$600	$481	$1,162	$920
Canada	75	79	177	175
International	102	91	202	187
Total revenue	$777	$651	$1,541	$1,282
Operating profit (loss):
United States	$16	$(16)	$19	$(42)
Canada	1	2	5	5
International	1	—	1	2
Total operating profit (loss)	$18	$(14)	$25	$(35)
Operating profit (loss) % of revenue:
United States	2.7%	(3.3%)	1.6%	(4.6%)
Canada	1.3%	2.5%	2.8%	2.9%
International	1.0%	0.0%	0.5%	1.1%
Total operating profit (loss) %	2.3%	(2.2%)	1.6%	(2.7%)

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

The effective tax rates for the three and six months ended June 30, 2018 were 6.1% and 9.3%, compared to (0.1%) and 1.0% for the same periods in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry and thus the Company’s outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and six months ended June 30, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

Provisional Amounts in the Effective Tax Rate

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in prior, current and future periods, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and changes to bonus depreciation, the deduction for executive compensation and interest expense. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the tax effects. As further discussed below, during the six-month period ended June 30, 2018, the Company recognized adjustments of $9 million to the provisional amounts recorded at December 31, 2017 related to the one-time transition tax and the reduction in the corporate income tax rate. The Company will continue to refine its calculations as additional analysis is completed.

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

Subsequent guidance was issued by the Treasury Department and Internal Revenue Service in Notice 2018-26 which clarifies that companies may elect-out of using 2017 net operating losses when computing the one-time, mandatory transition tax. The Company refined its one-time, mandatory transition tax calculation, and while the election does not impact the $33 million charge originally recorded, it results in the Company utilizing additional foreign tax credits and preserves the Company’s 2017 net operating loss. The Company remeasured its 2017 net operating loss deferred tax asset and recorded an additional charge of $9 million relating to the U.S. federal corporate income tax rate change with a corresponding decrease to its valuation allowance of $9 million. There was no net impact to the Company’s provision for income taxes related to this adjustment at June 30, 2018.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and recognized a provisional tax expense of less than $1 million related to GILTI for the six-month period ended June 30, 2018, which is fully offset by prior year losses. The utilization of the Company’s prior year net operating losses resulted in a corresponding decrease in the Company’s valuation allowance. There was no net impact to the Company’s provision for income taxes related to GILTI for the six-month period ended June 30, 2018.

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

9. Earnings Per Share (“EPS”)

For the three and six months ended June 30, 2018, approximately 6 million and 6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.  For the three and six months ended June 30, 2017, approximately 8 million and 8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted income (loss) per share follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to the Company	$14	$(17)	$16	$(40)
Less: net income (loss) attributable to nonvested shares	—	—	—	—
Net income (loss) attributable to the Company's stockholders	$14	$(17)	$16	$(40)
Denominator:
Weighted average basic common shares outstanding	108,278,356	107,689,554	108,177,100	107,635,122
Effect of dilutive securities	198,632	—	148,337	—
Weighted average diluted common shares outstanding	108,476,988	107,689,554	108,325,437	107,635,122
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.12	$(0.16)	$0.15	$(0.37)
Diluted	$0.12	$(0.16)	$0.15	$(0.37)

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

For the six months ended June 30, 2018, the Company granted 1,807,822 stock options with a weighted average fair value of $3.95 per share and 357,481 shares of RSAs and RSUs with a weighted average fair value of $10.82 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 364,518 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $4 million and $8 million for the three and six months ended June 30, 2018 respectively, and $5 million and $11 million for the same periods in 2017, respectively.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of June 30, 2018.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of June 30, 2018, these credit arrangements totaled approximately $35 million. The Company was contingently liable for approximately $10 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of June 30, 2018, and December 31, 2017, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and less than $1 million, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets; a liability of less than $1 million and less than $1 million, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

For the three and six months ended June 30, 2018, the Company recorded a loss of $1 million and $1 million, respectively, related to the changes in fair value. All gains and losses recorded are included in other expense in the accompanying consolidated statements of operations. The notional principal associated with those contracts was $20 million and $37 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 270 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

United States

We have approximately 180 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2018 and 2017 and the first quarter of 2018 include the following:

			%		%
			2Q18 v		2Q18 v
	2Q18*	2Q17*	2Q17	1Q18*	1Q18
Active Drilling Rigs:
U.S.	1,038	892	16.4%	965	7.6%
Canada	106	114	(7.0%)	273	(61.2%)
International	968	958	1.0%	970	(0.2%)
Worldwide	2,112	1,964	7.5%	2,208	(4.3%)

West Texas Intermediate Crude Prices (per barrel)	$68.03	$48.24	41.0%	$62.89	8.2%
Natural Gas Prices ($/MMBtu)	$2.86	$3.08	(7.1%)	$3.08	(7.1%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$873.32	$623.65	40.0%	$721.03	21.1%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2018:

Sources: Rig count: Baker Hughes, Inc. (www.bhge.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count declined 4.3% (from 2,208 rigs to 2,112 rigs) and the U.S. increased 7.6% (from 965 rigs to 1,038 rigs) in the second quarter of 2018 compared to the first quarter of 2018. The average price per barrel of West Texas Intermediate Crude increased 8.2% (from $62.89 per barrel to $68.03 per barrel) and natural gas prices declined 7.1% (from $3.08 per MMBtu to $2.86 per MMBtu) in the second quarter of 2018 compared to the first quarter of 2018. The average price per short ton of Hot-Rolled Coil increased 21.1% (from $721.03 per short ton to $873.32 per short ton) in the second quarter of 2018 compared to the first quarter of 2018.

U.S. rig count at July 13, 2018 was 1,054 rigs, up 16 rigs compared to the second quarter of 2018 average of 1,038 rigs. The price for West Texas Intermediate Crude was $71.03 per barrel at July 13, 2018, up 4.4% from the second quarter average of 2018. The price for natural gas was $2.86 per MMBtu at July 13, 2018, unchanged from the second quarter average of 2018. The price for Hot-Rolled Coil was $912.64 per short ton at July 12, 2018, up 4.5% from the second quarter average of 2018.

Executive Summary

For the three and six months ended June 30, 2018, the Company generated net income of $14 million and $16 million on $777 million and $1,541 million in revenue, respectively. Revenue increased $126 million or 19.4%, and $259 million or 20.2%, for the three and six months ended June 30, 2018, respectively, when compared to the corresponding periods of 2017. For the three and six months ended June 30, 2018, net income improved $31 million and $56 million, respectively, when compared to the corresponding periods of 2017.

For the three and six months ended June 30, 2018, the Company generated an operating profit of $18 million or 2.3% of revenue, and $25 million or 1.6% of revenue, compared to operating losses of $14 million or negative 2.2% of revenue, and $35 million or negative 2.7% of revenue, respectively, for the corresponding periods of 2017.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig activity. Our approach continues to be to advance our strategic goals and manage the Company based on market conditions. We continue to rationalize expenses and capital where economic activity remains depressed and invest in growth where markets are expanding. We believe that our history of managing through these cycles, paired with our resources and minimal capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$600	$481	$1,162	$920
Canada	75	79	177	175
International	102	91	202	187
Total revenue	$777	$651	$1,541	$1,282
Operating profit (loss):
United States	$16	$(16)	$19	$(42)
Canada	1	2	5	5
International	1	—	1	2
Total operating profit (loss)	$18	$(14)	$25	$(35)
Operating profit (loss) % of revenue:
United States	2.7%	(3.3%)	1.6%	(4.6%)
Canada	1.3%	2.5%	2.8%	2.9%
International	1.0%	0.0%	0.5%	1.1%
Total operating profit (loss) %	2.3%	(2.2%)	1.6%	(2.7%)

United States

For the three and six months ended June 30, 2018, revenue was $600 million and $1,162 million, an increase of $119 million or 24.7% and $242 million or 26.3%, respectively, when compared to the corresponding periods of 2017. These increases were primarily driven by a year over year improvement in U.S. rig count.

For the three and six months ended June 30, 2018, the U.S. generated an operating profit of $16 million or 2.7% of revenue and $19 million or 1.6% of revenue, respectively, an improvement of $32 million and $61 million, respectively, when compared to the corresponding periods of 2017. For the three and six months ended June 30, 2018, U.S. operating profit improved primarily due to the increases in volume discussed above, coupled with product margin gains and lower operating expenses.

Canada

For the three and six months ended June 30, 2018, revenue was $75 million and $177 million, a decline of $4 million or 5.1% and an increase of $2 million or 1.1%, respectively, when compared to the corresponding periods of 2017. For the three months ended June 30, 2018, revenue decreased due to a decline in Canadian rig count. For the six months ended June 30, 2018, despite declines in Canadian rig count, revenue was in line with prior year primarily as a result of favorable foreign exchange rate impact.

For the three and six months ended June 30, 2018, Canada generated an operating profit of $1 million or 1.3% of revenue and $5 million or 2.8% of revenue, respectively, a decline of $1 million and flat, respectively, when compared to the corresponding periods of 2017. For the three months ended June 30, 2018, operating profit decreased due to a decline in revenue discussed above. For the six months ended June 30, 2018, operating profit remained flat in line with revenue in the periods.

International

For the three and six months ended June 30, 2018, revenue was $102 million and $202 million, an increase of $11 million or 12.1% and $15 million or 8.0%, respectively, when compared to the corresponding periods of 2017. The increases are primarily a result of an increase in customer projects coupled with a favorable foreign exchange rate impact in the periods.

For the three and six months ended June 30, 2018, the international segment generated an operating profit of $1 million or 1.0% of revenue and $1 million or 0.5% of revenue, respectively, an improvement of $1 million and a decline of $1 million, respectively, when compared to the corresponding periods of 2017. For the three months ended June 30, 2018, operating profit improved due to the revenue increase discussed above. For the six months ended June 30, 2018, despite the increase in revenue discussed above, operating profit declined primarily due to increased bad debt charges.

Cost of products

For the three and six months ended June 30, 2018, cost of products was $620 million and $1,236 million, respectively, compared to $527 million and $1,044 million, respectively, for the corresponding periods in 2017. The increases were primarily due to increases in revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and six months ended June 30, 2018, warehousing, selling and administrative expenses were $139 million and $280 million, respectively, compared to $138 million and $273 million, respectively, for the corresponding periods of 2017. Operating expenses increased modestly with significantly improved market activity. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three and six months ended June 30, 2018, other expense was $3 million and $7 million, respectively, compared to $3 million and $5 million, respectively, for the corresponding periods of 2017. These charges were mainly attributable to interest and bank charges associated with the credit facilities.

Income tax provision (benefit)

The effective tax rates for the three and six months ended June 30, 2018 were 6.1% and 9.3% compared to (0.1%) and 1.0% for the same periods in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry and thus the Company’s outlook, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and six months ended June 30, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

As further discussed in Note 8, "Income Taxes," on December 22, 2017, the Tax Cuts and Jobs Act enacted significant changes to U.S. tax and related laws. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the SAB No. 118, the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Company’s income tax assets and liabilities as of June 30, 2018. The Company continues to collect additional information to support and refine its calculations of the impact of these changes on its operations and its recorded income tax assets and liabilities. The ultimate impact of the Tax Cuts and Jobs Act may differ from the Company’s provisional estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income (loss) (1)	$14	$(17)	$16	$(40)
Interest, net	2	1	4	2
Income tax provision (benefit)	1	—	2	—
Depreciation and amortization	11	13	22	26
Other costs (2)	1	1	1	1
EBITDA excluding other costs	$29	$(2)	$45	$(11)
EBITDA % excluding other costs (3)	3.7%	(0.3%)	2.9%	(0.9%)

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

(2)	Other costs includes severance expenses and accelerated debt issuance costs, which are included in operating profit (loss) and other expense, respectively.
(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $91 million and $98 million, respectively. As of June 30, 2018, approximately $76 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. The Company has not and does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. The cash is considered permanently reinvested and, except for the Tax Cuts and Jobs Act’s one-time transition tax, no additional provision for U.S. federal and state income taxes has been made. If our foreign cash was repatriated, it would be subject to additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries, where applicable. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At June 30, 2018, the Company had $195 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2018, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(25)	$(74)
Net cash used in investing activities	(2)	(2)
Net cash provided by financing activities	25	63

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $25 million compared to $74 million in the corresponding period of 2017. For the six months ended June 30, 2018, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $79 million and $25 million, respectively, offset by an increase in accounts payable and accrued liabilities of $31 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $2 million. For the six months ended June 30, 2018, purchases of property, plant and equipment were approximately $3 million.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $25 million compared to $63 million for the corresponding period of 2017. The activity in the period was primarily attributed to the Company making repayments under, and borrowing against, its revolving credit facilities and the impact of the Company replacing its senior secured revolving credit facility.

Other

For the six months ended June 30, 2018, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $5 million compared to an increase of $4 million for the corresponding period of 2017.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of the Company’s revenue for the six months ended June 30, 2018 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2018, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2018, the Company realized net foreign currency translation losses totaling $19 million, which was included in other comprehensive loss.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first six months of 2018 and 2017, the Company reported foreign currency transaction losses of $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of the revenue for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenue for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for the first six months of 2018, compared to the average for the same period in 2017, increased by approximately 5% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar, the British pound, the Canadian dollar and Mexican peso increased in relation to the U.S. dollar by approximately 2%, 9%, 4% and 2%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2018 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net income for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The Credit Facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the long-term debt balance at June 30, 2018.

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

Date: August 2, 2018

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer