Form 10-Q
period 2018-09-30
NOW Inc.
filed 2018-11-01
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2018 the registrant had 108,420,773 shares of common stock (excluding 1,379,767 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91	$98
Receivables, net	559	423
Inventories, net	599	590
Prepaid and other current assets	23	18
Total current assets	1,272	1,129
Property, plant and equipment, net	105	119
Deferred income taxes	2	2
Goodwill	322	328
Intangibles, net	150	166
Other assets	10	5
Total assets	$1,861	$1,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$356	$290
Accrued liabilities	108	103
Other current liabilities	3	1
Total current liabilities	467	394
Long-term debt	170	162
Deferred income taxes	6	7
Other long-term liabilities	1	1
Total liabilities	644	564
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,420,106 and 108,030,438 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	2,030	2,019
Accumulated deficit	(694)	(730)
Accumulated other comprehensive loss	(120)	(105)
Total stockholders' equity	1,217	1,185
Total liabilities and stockholders' equity	$1,861	$1,749

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$822	$697	$2,363	$1,979
Operating expenses:
Cost of products	654	562	1,890	1,606
Warehousing, selling and administrative	142	141	422	414
Operating profit (loss)	26	(6)	51	(41)
Other expense	(4)	(3)	(11)	(8)
Income (loss) before income taxes	22	(9)	40	(49)
Income tax provision (benefit)	2	—	4	—
Net income (loss)	$20	$(9)	$36	$(49)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.18	$(0.08)	$0.33	$(0.45)
Diluted earnings (loss) per common share	$0.18	$(0.08)	$0.33	$(0.45)
Weighted-average common shares outstanding, basic	108	108	108	108
Weighted-average common shares outstanding, diluted	109	108	109	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$20	$(9)	$36	$(49)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	16	(15)	38
Comprehensive income (loss)	$24	$7	$21	$(11)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$36	$(49)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31	38
Deferred income taxes	(1)	(1)
Stock-based compensation	12	16
Provision for doubtful accounts	3	3
Provision for inventory	8	11
Other, net	1	(1)
Change in operating assets and liabilities, net of acquisitions:
Receivables	(143)	(106)
Inventories	(21)	(81)
Prepaid and other current assets	(5)	(6)
Accounts payable and accrued liabilities	76	70
Income taxes receivable/payable	1	(1)
Net cash used in operating activities	(2)	(107)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5)	(3)
Business acquisitions, net of cash acquired	—	(4)
Other, net	2	4
Net cash used in investing activities	(3)	(3)
Cash flows from financing activities:
Borrowings under the revolving credit facility	441	277
Repayments under the revolving credit facility	(433)	(179)
Other	(7)	(1)
Net cash provided by financing activities	1	97
Effect of exchange rates on cash and cash equivalents	(3)	6
Net change in cash and cash equivalents	(7)	(7)
Cash and cash equivalents, beginning of period	98	106
Cash and cash equivalents, end of period	$91	$99

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method to adopt the new lease standard, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements, evaluating practical expedients and updating processes and controls to implement ASC 842. Based on the Company’s preliminary assessment, which is subject to change, the Company believes the recognition of lease liabilities and right-of-use assets will result in a material increase in total assets and total liabilities on the Company’s consolidated balance sheets for lessee arrangements. The Company plans to adopt Topic 842 in the first quarter of fiscal year 2019 using the transition method allowed under ASU 2018-11. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations and cash flows.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures. The Company is currently assessing the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20), which modified the disclosure requirements on defined benefit plans. ASU 2018-14 is effective for annual and interim periods in fiscal years beginning after December 15, 2020, with early adoption permitted, and required to be applied on a retrospective basis. The Company is currently assessing the impact of ASU 2018-14 on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that enters into contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. The Company adopted this standard as of January 1, 2018, using the modified retrospective transition method resulting in an immaterial increase to the opening accumulated deficit due to the cumulative impact of adopting Topic 606. The adoption of the new standard had no material impact on the measurement or recognition of revenue, however additional disclosures have been added in accordance with Topic 606. See Note 2 “Revenue” for additional details on the Company’s revenue policies.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) was enacted into law. The Company evaluated the potential impacts of SEC Staff Accounting Bulletin No. 118 (“SAB 118”)

along with this ASU and has applied them to its consolidated financial statements and related disclosures. See Note 8 “Income Taxes” for additional information.

2. Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 resulted in $2 million additional receivables and deferred revenue related to the recognition of receivables with unconditional right to payment.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. These assets were de minimis for the nine months ended September 30, 2018 and were included in receivables, net in the consolidated balance sheets. The Company applied the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. These expenses were not material for the three and nine months ended September 30, 2018.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. Approximately $12 million of revenue that was deferred at the beginning of the period was recognized as revenue during the nine months ended September 30, 2018.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2018	December 31, 2017
Information technology assets	1-7 Years	$45	$48
Operating equipment	2-15 Years	90	93
Buildings and land (1)	5-35 Years	96	97
Construction in progress		1	—
Total property, plant and equipment		232	238
Less: accumulated depreciation		(127)	(119)
Property, plant and equipment, net		$105	$119

(1)	Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2018	December 31, 2017
Compensation and other related expenses	$40	$36
Contract liabilities (1)	24	19
Taxes (non-income)	13	15
Other	31	33
Total	$108	$103

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of September 30, 2018, the Company borrowed $170 million against the Credit Facility and had approximately $403 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 69% subject to certain limitations. The Company was not obligated to pay back the borrowing against the Credit Facility until the expiration date, as such the outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2019.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2017	$(105)
Other comprehensive loss	(15)
Balance at September 30, 2018	$(120)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$630	$506	$1,792	$1,426
Canada	93	96	270	271
International	99	95	301	282
Total revenue	$822	$697	$2,363	$1,979
Operating profit (loss):
United States	$21	$(10)	$40	$(52)
Canada	5	4	10	9
International	—	—	1	2
Total operating profit (loss)	$26	$(6)	$51	$(41)
Operating profit (loss) % of revenue:
United States	3.3%	(2.0%)	2.2%	(3.6%)
Canada	5.4%	4.2%	3.7%	3.3%
International	0.0%	0.0%	0.3%	0.7%
Total operating profit (loss) %	3.2%	(0.9%)	2.2%	(2.1%)

8. Income Taxes

On May 1, 2014, the National Oilwell Varco, Inc. (“NOV”) Board of Directors approved the Spin-Off (the “Spin-Off” or “Separation”) of its distribution business into an independent, publicly traded company named NOW Inc. In connection with the Separation, the Company and NOV entered into a Tax Matters Agreement, dated as of May 29, 2014 (the “Tax Matters Agreement”). The Tax Matters Agreement sets forth the Company and NOV’s rights and obligations related to the allocation of federal, state, local and foreign taxes for periods before and after the Spin-Off, as well as taxes attributable to the Spin-Off, and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Pursuant to the Tax Matters Agreement, NOV has prepared and filed the consolidated federal income tax return, and any other tax returns that include both NOV and the Company for all the liability periods ended on or prior to May 30, 2014. NOV will indemnify and hold harmless the Company for any income tax liability for periods before the Separation date. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. Settlements of tax payments between NOV and the Company were generally treated as contributions from or distributions to NOV in periods prior to the Separation date.

The effective tax rates for the three and nine months ended September 30, 2018 were 11.7% and 10.7%, compared to (1.6%) and 0.6% for the same periods in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

Provisional Amounts in the Effective Tax Rate

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in prior, current and future periods, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and changes to bonus depreciation, the deductions for executive compensation and interest expense. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the tax effects. As further discussed below, during the nine-month period ended September 30, 2018, the Company recognized adjustments of $9 million to the provisional amounts recorded at December 31, 2017 related to the one-time transition tax, the reduction in the corporate income tax rate and the disallowance of performance based compensation. The Company will finalize its calculations as additional analysis is completed during the fourth quarter.

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

Subsequent guidance was issued by the Treasury Department and Internal Revenue Service in Notice 2018-26 which clarifies that companies may elect-out of using 2017 net operating losses when computing the one-time, mandatory transition tax. The Company refined its one-time, mandatory transition tax calculation, and while the election does not impact the $33 million charge originally recorded, it results in the Company utilizing additional foreign tax credits and preserves the Company’s 2017 net operating loss. The Company remeasured its 2017 net operating loss deferred tax asset and recorded an additional charge of $9 million relating to the U.S. federal corporate income tax rate change with a corresponding decrease to its valuation allowance of $9 million.  Additionally, the Company performed additional analysis during the third quarter of 2018 that impacted the provisional amount recorded at December 31, 2017 related to the one-time transition tax. The additional analysis resulted in an increase in the Company’s foreign tax credit carryforward of $3 million with a corresponding increase to its valuation allowance of $3 million. There was no net impact to the Company’s provision for income taxes related to these adjustments at September 30, 2018.

The Tax Cuts and Jobs Act repeals the exceptions to the IRC Sec. 162(m) $1 million deduction limitation for commissions and performance-based compensation paid to covered employees. Additional guidance was issued by the Internal Revenue Service during the third quarter of 2018 that caused the Company to adjust the provisional amount originally recorded related to performance-based compensation. The Company recorded a $3 million charge to write down deferred tax assets related to performance-based compensation with a corresponding decrease to its valuation allowance of $3 million. There was no net impact to the Company’s provision for income taxes related to this adjustment at September 30, 2018.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and recognized tax expense of less than $1 million related to GILTI for the nine-month period ended September 30, 2018, which is fully offset by prior year losses. The utilization of the Company’s prior year net operating losses resulted in a corresponding decrease in the Company’s valuation allowance. There was no net impact to the Company’s provision for income taxes related to GILTI for the nine-month period ended September 30, 2018.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2014 and outside the U.S. for the tax years ending after 2012. The Company is indemnified for any income tax exposures related to the periods prior to the Separation under the Tax Matters Agreement with NOV.

9. Earnings Per Share (“EPS”)

For the three and nine months ended September 30, 2018, approximately 3 million and 5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.  For the three and nine months ended September 30, 2017, approximately 8 million and 8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to the Company	$20	$(9)	$36	$(49)
Less: net income attributable to participating securities	—	—	(1)	—
Net income (loss) attributable to the Company's stockholders	$20	$(9)	$35	$(49)
Denominator:
Weighted average basic common shares outstanding	108,402,136	107,752,427	108,252,926	107,695,277
Effect of dilutive securities	643,371	—	313,348	—
Weighted average diluted common shares outstanding	109,045,507	107,752,427	108,566,274	107,695,277
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.18	$(0.08)	$0.33	$(0.45)
Diluted	$0.18	$(0.08)	$0.33	$(0.45)

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

For the nine months ended September 30, 2018, the Company granted 1,807,822 stock options with a weighted average fair value of $3.95 per share and 357,481 shares of RSAs and RSUs with a weighted average fair value of $10.82 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 364,518 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric, (ii) one-third of the PSAs have an EBITDA metric, and (iii) one-third of the PSAs have a Working Capital (WC) metric.

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

Stock-based compensation expense totaled $4 million and $12 million for the three and nine months ended September 30, 2018 respectively, and $5 million and $16 million for the same periods in 2017, respectively.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $15 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of September 30, 2018.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of September 30, 2018, these credit arrangements totaled approximately $35 million. The Company was contingently liable for approximately $10 million of outstanding standby letters of credit, including bid and performance related bonds and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of September 30, 2018, and December 31,

2017, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million, respectively, and is included in prepaid and other current assets in the consolidated balance sheets; a liability of less than $1 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2018, the Company recorded a gain of less than $1 million and a loss of $1 million, respectively, related to changes in fair value. For the three and nine months ended September 30, 2017, the Company recorded a gain of less than $1 million and $2 million, respectively, related to the changes in fair value. All gains and losses are included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $24 million and $37 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 265 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

United States

We have approximately 175 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2018 and 2017 and the second quarter of 2018 include the following:

			%		%
			3Q18 v		3Q18 v
	3Q18*	3Q17*	3Q17	2Q18*	2Q18
Active Drilling Rigs:
U.S.	1,051	947	11.0%	1,038	1.3%
Canada	208	208	0.0%	106	96.2%
International	1,003	947	5.9%	968	3.6%
Worldwide	2,262	2,102	7.6%	2,112	7.1%

West Texas Intermediate Crude Prices (per barrel)	$69.76	$48.16	44.9%	$68.03	2.5%
Natural Gas Prices ($/MMBtu)	$2.93	$2.95	(0.7%)	$2.86	2.4%
Hot-Rolled Coil Prices (steel) ($/short ton)	$896.15	$621.38	44.2%	$873.32	2.6%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2018:

Sources: Rig count: Baker Hughes, Inc. (www.bhge.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide quarterly average rig count increased 7.1% (from 2,112 rigs to 2,262 rigs) and the U.S. increased 1.3% (from 1,038 rigs to 1,051 rigs) in the third quarter of 2018 compared to the second quarter of 2018. The average price per barrel of West Texas Intermediate Crude increased 2.5% (from $68.03 per barrel to $69.76 per barrel) and natural gas prices increased 2.4% (from $2.86 per MMBtu to $2.93 per MMBtu) in the third quarter of 2018 compared to the second quarter of 2018. The average price per short ton of Hot-Rolled Coil increased 2.6% (from $873.32 per short ton to $896.15 per short ton) in the third quarter of 2018 compared to the second quarter of 2018.

U.S. rig count at October 12, 2018 was 1,063 rigs, up 12 rigs compared to the third quarter of 2018 average of 1,051 rigs. The price for West Texas Intermediate Crude was $71.41 per barrel at October 12, 2018, up 2.4% from the third quarter average of 2018. The price for natural gas was $3.19 per MMBtu at October 12, 2018, up 8.9% from the third quarter average of 2018. The price for Hot-Rolled Coil was $852.76 per short ton at October 12, 2018, down 4.8% from the third quarter average of 2018.

Executive Summary

For the three and nine months ended September 30, 2018, the Company generated net income of $20 million and $36 million on $822 million and $2,363 million in revenue, respectively. Revenue increased $125 million or 17.9%, and $384 million or 19.4%, for the three and nine months ended September 30, 2018, respectively, when compared to the corresponding periods of 2017. For the three and nine months ended September 30, 2018, net income improved $29 million and $85 million, respectively, when compared to the corresponding periods of 2017.

For the three and nine months ended September 30, 2018, the Company generated an operating profit of $26 million or 3.2% of revenue, and $51 million or 2.2% of revenue, compared to operating losses of $6 million or negative 0.9% of revenue, and $41 million or negative 2.1% of revenue, respectively, for the corresponding periods of 2017.

Outlook

Our outlook for the Company remains tied to global rig count and drilling and completion expenditures, particularly in North America. Oil prices and U.S. oil storage levels will continue to be the primary catalysts determining U.S. rig activity. Our approach continues to be to advance our strategic goals and manage the Company based on market conditions. We continue to adjust the size of our operations, our proximity to customers and our field footprint, adapting to opportunities as appropriate. We believe that our management history, paired with our resources and minimal capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$630	$506	$1,792	$1,426
Canada	93	96	270	271
International	99	95	301	282
Total revenue	$822	$697	$2,363	$1,979
Operating profit (loss):
United States	$21	$(10)	$40	$(52)
Canada	5	4	10	9
International	—	—	1	2
Total operating profit (loss)	$26	$(6)	$51	$(41)
Operating profit (loss) % of revenue:
United States	3.3%	(2.0%)	2.2%	(3.6%)
Canada	5.4%	4.2%	3.7%	3.3%
International	0.0%	0.0%	0.3%	0.7%
Total operating profit (loss) %	3.2%	(0.9%)	2.2%	(2.1%)

United States

For the three and nine months ended September 30, 2018, revenue was $630 million and $1,792 million, an increase of $124 million or 24.5% and $366 million or 25.7%, respectively, when compared to the corresponding periods of 2017. These increases were primarily driven by a year over year improvement in U.S. rig count.

For the three and nine months ended September 30, 2018, the U.S. generated an operating profit of $21 million or 3.3% of revenue and $40 million or 2.2% of revenue, respectively, an improvement of $31 million and $92 million, respectively, when compared to the corresponding periods of 2017. For the three and nine months ended September 30, 2018, U.S. operating profit improved primarily due to the increases in volume discussed above, coupled with product margin gains.

Canada

For the three and nine months ended September 30, 2018, revenue was $93 million and $270 million, a decline of $3 million or 3.1% and a decline of $1 million or 0.4%, respectively, when compared to the corresponding periods of 2017. For the three months ended September 30, 2018, revenue was in line with Canadian rig count activity, offset by an unfavorable foreign exchange rate impact. For the nine months ended September 30, 2018, despite declines in Canadian rig count, revenue was primarily in line with prior year as a result of a favorable foreign exchange rate impact.

For the three and nine months ended September 30, 2018, Canada generated an operating profit of $5 million or 5.4% of revenue and $10 million or 3.7% of revenue, respectively, an increase of $1 million and  $1 million, respectively, when compared to the corresponding periods of 2017. For the three and nine months ended September 30, 2018, operating profit increased primarily due to improved product margins in the periods.

International

For the three and nine months ended September 30, 2018, revenue was $99 million and $301 million, an increase of $4 million or 4.2% and $19 million or 6.7%, respectively, when compared to the corresponding periods of 2017. For the three months ended September 30, 2018, the increase was primarily a result of increased customer project activity offset by an unfavorable foreign exchange rate impact in the period. For the nine months ended September 30, 2018, the increase is a result of increased customer project activity, coupled with a favorable foreign exchange rate impact.

For the three and nine months ended September 30, 2018, the international segment generated an operating profit of nil or 0.0% of revenue and $1 million or 0.3% of revenue, respectively, or flat and a decline of $1 million, respectively, when compared to the corresponding periods of 2017. For the three months ended September 30, 2018, operating profit remained unchanged due to lower product margins. For the nine months ended September 30, 2018, despite the increase in revenue discussed above, operating profit declined primarily due to increased bad debt charges.

Cost of products

For the three and nine months ended September 30, 2018, cost of products was $654 million and $1,890 million, respectively, compared to $562 million and $1,606 million, respectively, for the corresponding periods in 2017. The increases were primarily due to increases in revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and nine months ended September 30, 2018, warehousing, selling and administrative expenses were $142 million and $422 million, respectively, compared to $141 million and $414 million, respectively, for the corresponding periods of 2017. Operating expenses increased modestly with improved market activity. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three and nine months ended September 30, 2018, other expense was $4 million and $11 million, respectively, compared to $3 million and $8 million, respectively, for the corresponding periods of 2017. These charges were mainly attributable to interest and bank charges associated with the credit facilities.

Income tax provision (benefit)

The effective tax rates for the three and nine months ended September 30, 2018 were 11.7% and 10.7% compared to (1.6%) and 0.6% for the same periods in 2017. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes, the effects of the enactment of the Tax Cuts and Jobs Act and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in our industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2018. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

As further discussed in Note 8, "Income Taxes," on December 22, 2017, the Tax Cuts and Jobs Act enacted significant changes to U.S. tax and related laws. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the SAB No. 118, the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Company’s income tax assets and liabilities as of September 30, 2018. The Company continues to collect additional information to support and refine its calculations of the impact of these changes on its operations and its recorded income tax assets and liabilities. The ultimate impact of the Tax Cuts and Jobs Act may differ from the Company’s provisional estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income (loss) (1)	$20	$(9)	$36	$(49)
Interest, net	2	2	6	4
Income tax provision (benefit)	2	—	4	—
Depreciation and amortization	9	12	31	38
Other costs (2)	—	—	1	1
EBITDA excluding other costs	$33	$5	$78	$(6)
EBITDA % excluding other costs (3)	4.0%	0.7%	3.3%	(0.3%)

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

As of September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $91 million and $98 million, respectively. As of September 30, 2018, approximately $77 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. The Company has not and does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements. The cash is considered permanently reinvested and, except for the Tax Cuts and Jobs Act’s one-time transition tax, no additional provision for U.S. federal and state income taxes has been made. If our foreign cash was repatriated, it would be subject to additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries, where applicable. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

At September 30, 2018, the Company had $170 million of borrowings against its revolving credit facility. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2018, the Company was in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent the Company from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(2)	$(107)
Net cash used in investing activities	(3)	(3)
Net cash provided by financing activities	1	97

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $2 million compared to $107 million in the corresponding period of 2017. For the nine months ended September 30, 2018, net cash used in operating activities was primarily driven by an increase in receivables and inventories of $143 million and $21 million, respectively, offset by an increase in accounts payable and accrued liabilities of $76 million. These increases were a result of improved market conditions resulting in higher sales and purchases in the period.

Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $3 million. For the nine months ended September 30, 2018, purchases of property, plant and equipment were approximately $5 million.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $1 million compared to $97 million for the corresponding period of 2017. The activity in the period was primarily attributed to the Company making repayments under, and borrowing against, its revolving credit facilities and the impact of the Company replacing its senior secured revolving credit facility.

Other

For the nine months ended September 30, 2018, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $3 million compared to an increase of $6 million for the corresponding period of 2017.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of the Company’s revenue for the nine months ended September 30, 2018 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2018, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2018, the Company realized net foreign currency translation losses totaling $15 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first nine months of 2018 and 2017, the Company reported foreign currency transaction losses of $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2018, compared to the average for the same period in 2017, increased by approximately 2% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar and Mexican peso decreased in relation to the U.S. dollar by approximately 1% and 1%, respectively, while the British pound and the Canadian dollar increased in relation to the U.S. dollar by approximately 6% and 1%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2018 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximately $1 million change in net income for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The Credit Facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the long-term debt balance at September 30, 2018.

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

Date: November 1, 2018

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer