Form 10-K
period 2018-12-31
NOW Inc.
filed 2019-02-14
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was $1.4 billion. As of February 7, 2019, there were 108,439,219 shares of the Company’s common stock (excluding 1,365,173 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2019 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

Our solutions include outsourcing portions or entire functions of our customers’ procurement, inventory and warehouse management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAP™ Enterprise Resource Planning (“ERP”) system and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation utilities and industrial manufacturing operations and customer on-site locations.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, the Philippines, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 14 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 35 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

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

Supply Chain customers can also outsource supply chain functions to the Company, where we provide a significant vendor network that enables the customer to benefit from on-site management of their procurement, warehouses, inventory, materials, projects, logistics and manufacturing tool cribs. We partner with customers to evaluate their current operations and make informed recommendations regarding inventory levels and mix. Supply Chain solutions can be customized to a customer’s requirements and guided by a strategic framework to reduce direct material expenditures and direct supply chain costs, improve maintenance productivity, reduce inventory-related working capital, streamline time to revenue and manage the risk of material availability affecting business continuity.

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps and fluid movement solutions, liquid and gas measurement systems, fabrication and valve actuation. Process Solutions distributes OEM equipment including pumps, generator sets, air and gas compressors, dryers, blowers and valves. After-market services include rental, machining and repair service from a team of field mechanics located throughout the central U.S. The team also fabricates customer Lease Automatic Custody Transfer (LACT) units, Vapor Recovery Units, Gas Meter Runs, ASME Code Vessels, PIG Launchers and Receivers and Water Transfer and Disposal Units.

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

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations, who aggregate and distribute several product lines, and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc., MRC Global, Inc., Russel Metals, Inc., DXP Enterprises, Inc. and FloWorks. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc., W.W. Grainger Inc., HD Supply, Inc., Wesco International Inc., MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Fastenal Company.

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

Employees

At December 31, 2018, we had approximately 4,500 employees, of which approximately 200 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market-competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

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

The willingness of oil and gas operators to make capital and operating expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital and operating equipment will continue to be influenced by numerous factors over which we have no control, including:

•

the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC countries, such as Russia, to maintain price stability through voluntary production limits, the level of production by other non-OPEC countries, such as the United States, and worldwide demand for oil and gas;

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery over capacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, battery power, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•	the ability of OPEC and non-OPEC countries, such as Russia, to set and maintain production levels and prices for oil;
•	the level of production by non-OPEC countries;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	environmental regulation;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count increased from 924 rigs on January 5, 2018 to 1,083 rigs on December 28, 2018. U.S. rig count averaged 1,032 rigs in 2018. U.S. rig count at January 25, 2019 was 1,059 rigs. The price for WTI crude was $52.59 per barrel at January 22, 2019. The price for WTI crude was $60.37 per barrel on January 2, 2018 and $52.36 per barrel on January 3, 2017. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

In the future, we may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies or increases in the cost of raw materials or transportation, or trade wars. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

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

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our pipe product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our product margin and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity for steel-related products could put pressure on the prices we receive for such products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower product margin and cash flow.

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

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. We anticipate that the tariff could result in an increase in our cost of sales and there can be no assurance that we will be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers.

In addition, there could be additional tariffs imposed by the United States and these could also result in additional retaliatory actions by the United States’ trade partners. Given that we procure many of the raw materials that we use to create our products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

Failure to manage these acquisition risks could have an adverse effect on us.

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

Certain laws and regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “U.S. federal Superfund law”) or its state and foreign equivalents, may impose the obligation to investigate and remediate contamination at a facility on current and former owners or operators or on persons who may have sent waste to that facility for disposal. These laws and regulations may impose liability without regard to fault or to the legality of the activities giving rise to the contamination.

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

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems could be vulnerable to natural disasters, power losses, telecommunication failures, security breaches and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. If our information systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, inability to process purchase orders and/or a potential loss of customer loyalty, which could adversely affect our results of operations. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

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

As of December 31, 2018, we had $314 million of goodwill and $144 million in intangibles, net recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our four primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s image, financial loss and private data exposure.

We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

Privacy concerns relating to our personal and business information being potentially breached could damage our reputation and deter current and potential users or customers from using our products and services.

We have security measures and controls to protect personal and business information and continue to make investments to secure access to our information technology network. These measures may be undermined, however, due to the actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business and results of operations.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, beginning on the withdrawal notification date, unless an extension is agreed to by the parties. The negotiations between the parties have yet to produce an overall structure for their ongoing relationship following Brexit. We have operations in both the United Kingdom and the European Union. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships, product and labor availability, currency fluctuations, and financial performance. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Laws to replace or replicate. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

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

As of December 31, 2018, our three reporting segments, the United States, Canada and International, had approximately 175, 55 and 35 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Philippines, Russia, Saudi Arabia, Scotland, Singapore and United Arab Emirates. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 10 “Debt”, all other owned facilities are not subject to any mortgages.

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

Our board of directors has not declared any dividends during 2017 or 2018 and currently has no intention to declare dividends.

As of January 31, 2019, there were 2,084 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Performance Graph

The graph below matches the cumulative 55-Month total return of holders of NOW Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of five companies that includes: DXP Enterprises Inc., Fastenal Co, MRC Global Inc., W.W. Grainger Inc. and Wesco International Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on June 2, 2014 and tracks it through December 31, 2018.

	6/2/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
NOW Inc.	$100	$72	$45	$58	$31	$33
S&P Midcap 400	100	106	104	126	146	130
Peer Group	100	94	76	94	101	106

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

Selected Financial Data

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data and the selected consolidated balance sheet data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, from the audited consolidated financial statements of NOW Inc.

	As of and For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)
Operating data:
Revenue	$3,127	$2,648	$2,107	$3,010		$4,105
Operating profit (loss)	$73	$(41)	$(222)	$(510)		$181
Net income (loss)	$52	$(52)	$(234)	$(502)		$116
Earnings (loss) per share amounts:
Basic	$0.47	$(0.48)	$(2.18)	$(4.68)		$1.07
Diluted	$0.47	$(0.48)	$(2.18)	$(4.68)		$1.06
Balance sheet data:
Working capital	$778	$735	$612	$985		$1,427
Total assets	$1,795	$1,749	$1,603	$1,832		$2,596
Long-term debt	$132	$162	$65	$108	$	−
Total stockholders' equity	$1,214	$1,185	$1,183	$1,403		$1,966

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2018 v		2018 v
	2018*	2017*	2017	2016*	2016
Active Drilling Rigs:
U.S.	1,032	875	17.9%	510	102.4%
Canada	191	207	(7.7%)	128	49.2%
International	988	948	4.2%	955	3.5%
Worldwide	2,211	2,030	8.9%	1,593	38.8%
West Texas Intermediate Crude Prices (per barrel)	$64.94	$50.88	27.6%	$43.14	50.5%
Natural Gas Prices ($/MMBtu)	$3.17	$2.99	6.0%	$2.52	25.8%
Hot-Rolled Coil Prices (steel) ($/short ton)	$827.25	$620.10	33.4%	$520.63	58.9%

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2018:

Sources: Rig count: Baker Hughes, Inc. (www.bhge.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: American Metal Market SteelBenchmarker™ Hot Roll Coil USA (www.amm.com).

The worldwide average rig count increased 8.9% (from 2,030 to 2,211) and the U.S. increased 17.9% (from 875 to 1,032) in 2018 compared to 2017. The average price of West Texas Intermediate (“WTI”) crude increased 27.6% (from $50.88 per barrel to $64.94 per barrel) and natural gas prices increased 6.0% (from $2.99 per MMBtu to $3.17 per MMBtu) in 2018 compared to 2017. The average price of Hot-Rolled Coil increased 33.4% (from $620.10 per short ton to $827.25 per short ton) in 2018 compared to 2017.

U.S. rig count at February 1, 2019 was 1,045 rigs, up 1.3% compared to the 2018 average of 1,032 rigs. The price for WTI crude was $51.79 per barrel at January 28, 2019, down 20.2% from the 2018 average. The price for natural gas was $3.05 per MMBtu at January 28, 2019, down 3.8% from the 2018 average. The price for Hot-Rolled Coil was $731.20 per short ton at January 14, 2019, down 11.6% from the 2018 average.

Executive Summary

For the year ended December 31, 2018, the Company generated net income of $52 million, or $0.47 per fully diluted share on $3,127 million in revenue. Net income improved for the year ended December 31, 2018 by $104 million when compared to the corresponding period of 2017. Revenue increased for the year ended December 31, 2018 by $479 million, or 18.1%, when compared to the corresponding period of 2017. For the year ended December 31, 2018, operating profit was $73 million, or 2.3% of revenue, compared to operating loss of $41 million or negative 1.5% of revenue for the corresponding period of 2017.

For the fourth quarter ended December 31, 2018, the Company generated net income of $16 million, or $0.14 per fully diluted share on $764 million in revenue. Net income improved for the fourth quarter ended December 31, 2018 by $19 million when compared to the corresponding period of 2017. Revenue increased for the fourth quarter ended December 31, 2018 by $95 million, or 14.2%, when compared to the corresponding period of 2017. For the fourth quarter ended December 31, 2018, operating profit was $22 million or 2.9% of revenue, compared to operating profit of nil or 0.0% of revenue for the corresponding period of 2017.

Outlook

Our outlook for the Company remains tied to global rig count and oil and gas spending, particularly in North America. Oil prices and U.S. oil storage levels are primary catalysts determining U.S. rig activity.

Looking into 2019, activity should fluctuate as the industry addresses the vagaries of an over- or under-supplied market.  Recent oil price volatility has created uncertainty around global exploration and production activity, with many customers still reassessing their budgets early into 2019.

Our approach continues to be to advance our strategic goals and manage the Company based on market conditions. We will continue to optimize our operations, scaling up or down to market activity as appropriate. We believe that our management history, paired with our resources and low capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2018 and December 31, 2017

A summary of the Company’s revenue and operating profit (loss) by segment in 2018 and 2017 follows (in millions):

	Year Ended December 31,		Variance
	2018	2017	$
Revenue:
United States	$2,371	$1,914	$457
Canada	358	356	2
International	398	378	20
Total revenue	$3,127	$2,648	$479

Operating profit (loss):
United States	$57	$(53)	$110
Canada	14	13	1
International	2	(1)	3
Total operating profit (loss)	$73	$(41)	$114

Operating profit (loss) % of revenue:
United States	2.4%	(2.8%)
Canada	3.9%	3.7%
International	0.5%	(0.3%)
Total operating profit (loss) %	2.3%	(1.5%)

United States

Revenue was $2,371 million for the year ended December 31, 2018, an increase of $457 million or 23.9% compared to the year ended December 31, 2017. This growth was primarily driven by an 18% increase in U.S. rig count due to improved market activity.

Operating profit was $57 million for the year ended December 31, 2018, an improvement of $110 million compared to operating loss of $53 million for the year ended December 31, 2017. Operating profit percentage was 2.4% for the year ended December 31, 2018, compared to operating loss percentage of negative 2.8% for the year ended December 31, 2017. U.S. operating profit improved due to revenue gains addressed above coupled with improved pricing assisted by commodity inflation.

Canada

Revenue was $358 million for the year ended December 31, 2018, an increase of $2 million or 0.6% compared to the year ended December 31, 2017. This increase was realized despite rig counts declining approximately 8% in 2018, as we captured growth with customers participating in the Canadian oil sands.

Our Canadian revenue changed from 13% of total revenue in 2017 to 11% in 2018. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. In 2018, our revenue from Canada was favorably impacted by less than $1 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $14 million for the year ended December 31, 2018, an increase of $1 million compared to operating profit of $13 million for the year ended December 31, 2017. Operating profit percentage was 3.9% in 2018 compared to operating profit percentage of 3.7% in 2017. Operating profit improved in 2018 primarily due to higher gross margins during the year.

International

Revenue was $398 million for the year ended December 31, 2018, an increase of $20 million or 5.3% compared to the year ended December 31, 2017. This growth was primarily attributable to customer projects in the Middle East and Asia Pacific.

Our international revenue changed from 14% of total revenue in 2017 to 13% in 2018. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was favorably impacted by approximately $2 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $2 million for the year ended December 31, 2018, an improvement of $3 million compared to operating loss of $1 million for the year ended December 31, 2017. Operating profit percentage was 0.5% for the year ended December 31, 2018, compared to negative 0.3% for the year ended December 31, 2017. Operating profit improved in 2018 primarily due to the increase in revenue discussed above, partially offset by increased bad debt charges during the year.

Cost of products

Cost of products was $2,497 million for the year ended December 31, 2018 compared to $2,147 million for the year ended December 31, 2017, an increase of $350 million. The increase in cost of products was attributable to an increase in revenue, offset primarily by a reduction in inventory charges made during the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $557 million for the year ended December 31, 2018 compared to $542 million for the year ended December 31, 2017. The increase in operating expense was related to a $10 million gain on sale of a property in 2017 that did not repeat and additional expenses from an improved market environment, partially offset by a reduction in depreciation expense. Warehousing, selling and administrative costs include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other expense

Other expense was $15 million for the year ended December 31, 2018 compared to $11 million for the year ended December 31, 2017. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Provision for income taxes

The effective tax rate for the years ended December 31, 2018 and December 31, 2017 was 10.7% and 0.0%, respectively. The effective tax rate is affected by recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes.  In addition, the effective tax rate for both years was impacted by a valuation allowance in the United States, Canada and other foreign jurisdictions and the Tax Cuts and Jobs Act of 2017 (“TCJA”) which includes the one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

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

Provision for income taxes

The effective tax rate for the years ended December 31, 2017 and December 31, 2016 was 0.0% and (1.6%), respectively. The tax rate is affected by recurring items, such as lower tax rates on income earned in foreign jurisdictions that is permanently reinvested, offset by nondeductible expenses and state income taxes.  In 2016, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions. In 2017, the effective tax rate continues to be impacted by a valuation allowance in the United States, Canada and other foreign jurisdictions. In addition, the effective tax rate was impacted by the enactment of the TCJA which includes the one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2018	2017	2016
GAAP net income (loss) (1)	$52	$(52)	$(234)
Interest, net	8	6	3
Income tax provision (benefit)	6	—	4
Depreciation and amortization	41	50	53
Other costs (2)	2	3	10
EBITDA excluding other costs	$109	$7	$(164)
EBITDA % excluding other costs (3)	3.5%	0.3%	(7.8%)

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

(2)

Other costs primarily includes severance expenses and transaction costs associated with acquisitions, including the cost of inventory that was stepped up to fair value during purchase accounting, which are included in operating profit (loss) and accelerated debt issuance costs, which are included in other expense.

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

At December 31, 2018 and 2017, we had cash and cash equivalents of $116 million and $98 million, respectively. As of December 31, 2018, $95 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries. Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. In light of the significant changes made by the TCJA, the Company will no longer be indefinitely reinvested with regard to its pre-2018 earnings in Canada and the United Kingdom. These earnings were subject to the TCJA’s one-time transition tax and the future repatriation of these earnings will not result in additional income tax expense or foreign withholding taxes due to the Company’s available tax attributes. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of December 31, 2018, we had borrowed $132 million against our revolving credit facility, and had $385 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 73%, subject to certain restrictions. Borrowings that result in the excess availability dropping below 25% are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2018, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$73	$(115)	$235
Net cash provided by (used in) investing activities	(9)	8	(183)
Net cash provided by (used in) financing activities	(37)	94	(47)

Fiscal year 2018 compared to fiscal year 2017

Net cash flows provided by operating activities in 2018 were $73 million, up from $115 million used in operating activities in 2017. Net income was $52 million in 2018 compared to a net loss of $52 million in 2017. Adjustments to reconcile net income (loss) to net cash provided by operating activities was $67 million in 2018 compared to $72 million in 2017. The decline in reconciling adjustments were mainly due to reductions in depreciation and amortization and stock-based compensation in 2018 versus 2017. Net changes in operating assets and liabilities, net of acquisitions, was a deficit of $46 million in 2018 compared to a deficit of $135 million in 2017. The deficit improved primarily from a reduced growth in inventory of $30 million during 2018 compared to $110 million during 2017 and an increase of $54 million in accounts payable and accrued liabilities in 2018 compared to $43 million in 2017.

Net cash used in investing activities in 2018 was $9 million compared to net cash provided by investing activities of $8 million in 2017. Cash used in investing activities in 2018 was primarily related to the purchases of property, plant and equipment of $11 million.

Net cash used in financing activities for 2018 was $37 million related to net repayments under the revolving credit facility compared to net cash provided by financing activities in 2017 of $94 million related to net borrowings from the revolving credit facility.

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

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was a decrease of $9 million and an increase of $5 million for the years ended December 31, 2018 and 2017, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2019 to be approximately $20 million primarily related to purchases of property, plant and equipment.

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

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2018 (in millions):

		Payment Due by Period
	Total	Less Than 1 Year		1-3 Years		3-5 Years	After 5 Years
Contractual obligations:
Long-term debt	$132	$	−	$	−	$132	$	−
Operating leases	94		32		42	15		5
Total contractual obligations	$226		$32		$42	$147		$5

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

Allowance for Doubtful Accounts

We grant credit to our customers, which operate primarily in the energy industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements and changes in estimates can be material. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2018 and 2017, allowance for doubtful accounts totaled $27 million and $29 million, or 5.3% and 6.4% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various inventory items we stock, among other factors. At December 31, 2018 and 2017, inventory reserves totaled $28 million and $40 million, or 4.4% and 6.3% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

The Company has $314 million of goodwill as of December 31, 2018. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. The Company conducts goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is indicated.

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

All reporting units tested passed with no impairment indicators and the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 15% except for the International reporting unit.  The International reporting unit exceeded the carrying value by approximately 5%. As a result, this unit is more susceptible to impairment risk from adverse changes in annual operating plans and micro and macroeconomic environment conditions that could lower oil and gas prices and drilling activity. While management has implemented strategies to address these events, adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges. A hypothetical 50 basis point increase in the risk free rate (an input used in computing the discount rate) would decrease the estimated fair value in the International reporting unit by approximately 4%, while a hypothetical reduction in the terminal year sales growth rate assumption by 50 basis points would decrease the estimated fair value in the International reporting unit by approximately 3%. The Company continues to monitor the cash flows for this reporting unit.

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

As further discussed in Note 9, "Income Taxes," on December 22, 2017, the TCJA was signed into law which enacts significant changes to U.S. tax and related laws. For the year ended December 31, 2017, and the nine months ended September 30, 2018, the Company recorded provisional amounts for certain enactment-date effects of the TCJA by applying the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”) since the Company had not yet completed its accounting for these effects. As of December 31, 2018, the Company has completed its accounting for the income tax effects of the TCJA.

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

Due to the level of losses preceding 2018, and despite being in an income position in 2018, the Company remains in a three year cumulative loss position. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2018. The change during the year in the valuation allowance was $27 million in the U.S., $1 million in Canada, and less than $1 million in other foreign jurisdictions.

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

As of December 31, 2018, the amount of undistributed earnings of foreign subsidiaries was approximately $130 million. Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. In light of the significant changes made by the TCJA, the Company will no longer be indefinitely reinvested with regard to its pre-2018 earnings in Canada and the United Kingdom. These earnings were subject to the one-time transition tax and the future repatriation of these earnings will not result in additional income tax expense due to the Company’s tax attributes. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in its balance sheets. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt ASC Topic 842 on January 1, 2019 using the modified retrospective transition method allowed under ASU 2018-11. The Company will elect the package of practical expedients permitted under ASU 2018-11 which, among other things, allows an entity to carry forward its historical lease classifications. The Company is currently finalizing the implementation of key systems functionality and internal control processes in order to comply with ASC Topic 842. Based on its current assessment, which is subject to change, the Company estimates both assets and liabilities on its consolidated balance sheets will increase by less than $100 million, upon adoption. Changes in the lease population or changes in incremental borrowing rates may alter this estimate. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements of operations and cash flows. The Company will expand its consolidated financial statement disclosure upon adoption of this standard.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 in its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures. The Company is currently assessing the impact of ASU 2018-13 in its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that enters into contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, and most industry-specific guidance. The Company adopted this standard as of January 1, 2018, using the modified retrospective transition method resulting in a de minimis increase to the opening accumulated deficit due to the cumulative impact of adopting Topic 606. The adoption of the new standard had no material impact on the measurement or recognition of revenue, however additional disclosures have been added in accordance with Topic 606. See Note 2 “Summary of Significant Accounting Policies” for additional details on the Company’s revenue policies.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company sponsors two defined benefit plans in the UK under which accrual of pension benefits has ceased and there will not be a service cost component to the net periodic pension cost. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The Company adopted this standard as of January 1, 2018, with no material impact in its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission interpretive guidance released on December 22, 2017, when the TCJA was enacted into law. The Company evaluated the potential impacts of SEC Staff Accounting Bulletin No. 118 (“SAB 118”) along with this ASU and has applied them to its consolidated financial statements and related disclosures. See Note 9 “Income Taxes” for additional information.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our 2018 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2018, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). During 2018, we experienced a net foreign currency translation loss totaling $38 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other expense. For the years ended December 31, 2018, 2017 and 2016, we reported net foreign currency transaction losses of $2 million, $2 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2018 compared to the average for 2017 for the aggregate of our foreign operations compared to the U.S. dollar increased by less than 1%. The average foreign exchange rate for 2018 compared to the average for 2017 of the British pound and Canadian dollar compared to the U.S. dollar increased by approximately 4% and less than 1%, respectively, while the average foreign exchange rate for 2018 compared to the average for 2017 of the Australian dollar and Mexican peso compared to the U.S. dollar decreased by approximately 2% and 2%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2018 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximate $2 million change in net income for 2018.

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

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2018.

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

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2018. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, is included on page 49 of this annual report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2018, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	6,045,148		$19.43	6,631,612
Equity compensation plans not approved by security holders	−	$	−	−
Total	6,045,148		$19.43	6,631,612

(1)

Includes 412,593 shares of issuable performance-based awards if specific targets are met, and 149,394 shares of RSU which have no exercise price.  Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.

(2)	Includes 6,631,612 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.12

Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders that are parties thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (6)

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

101

The following materials from our Annual Report on Form 10-K for the period ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements, tagged as block text (7)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 1, 2018
(7)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

Date: February 14, 2019

By:	/s/ Robert R. Workman
Robert R. Workman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Robert R. Workman and David A. Cherechinsky, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert R. Workman	President, Chief Executive Officer and Director	February 14, 2019
Robert R. Workman

/s/ David A. Cherechinsky	Senior Vice President and Chief Financial Officer	February 14, 2019
David A. Cherechinsky

/s/ Mark B. Johnson	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2019
Mark B. Johnson

/s/ J. Wayne Richards	Chairman of the Board	February 14, 2019
J. Wayne Richards

/s/ Richard Alario	Director	February 14, 2019
Richard Alario

/s/ Terry Bonno	Director	February 14, 2019
Terry Bonno

/s/ Galen Cobb	Director	February 14, 2019
Galen Cobb

/s/ Paul Coppinger	Director	February 14, 2019
Paul Coppinger

/s/ James Crandell	Director	February 14, 2019
James Crandell

/s/ Rodney Eads	Director	February 14, 2019
Rodney Eads

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019, expressed an unqualified opinion thereon.

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

Houston, Texas

February 14, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on Internal Control over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 14, 2019

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$116	$98
Receivables, net	482	423
Inventories, net	602	590
Prepaid and other current assets	19	18
Total current assets	1,219	1,129
Property, plant and equipment, net	106	119
Deferred income taxes	2	2
Goodwill	314	328
Intangibles, net	144	166
Other assets	10	5
Total assets	$1,795	$1,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329	$290
Accrued liabilities	110	103
Other current liabilities	2	1
Total current liabilities	441	394
Long-term debt	132	162
Deferred income taxes	6	7
Other long-term liabilities	2	1
Total liabilities	581	564
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,426,962 and 108,030,438 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	2,034	2,019
Accumulated deficit	(678)	(730)
Accumulated other comprehensive loss	(143)	(105)
Total stockholders' equity	1,214	1,185
Total liabilities and stockholders' equity	$1,795	$1,749

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$3,127	$2,648	$2,107
Operating expenses:
Cost of products	2,497	2,147	1,762
Warehousing, selling and administrative	557	542	567
Operating profit (loss)	73	(41)	(222)
Other expense	(15)	(11)	(8)
Income (loss) before income taxes	58	(52)	(230)
Income tax provision (benefit)	6	—	4
Net income (loss)	$52	$(52)	$(234)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.47	$(0.48)	$(2.18)
Diluted earnings (loss) per common share	$0.47	$(0.48)	$(2.18)
Weighted-average common shares outstanding, basic	108	108	107
Weighted-average common shares outstanding, diluted	109	108	107

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$52	$(52)	$(234)
Other comprehensive income (loss):
Foreign currency translation adjustments	(38)	37	(8)
Comprehensive income (loss)	$14	$(15)	$(242)

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$52	$(52)	$(234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41	50	53
Deferred income taxes	(1)	(1)	(2)
Stock-based compensation	16	20	23
Provision for doubtful accounts	2	3	17
Provision for inventory	8	11	36
Other, net	1	(11)	—
Change in operating assets and liabilities, net of acquisitions:
Receivables	(69)	(64)	102
Inventories	(30)	(110)	190
Prepaid and other current assets	(1)	(2)	4
Accounts payable and accrued liabilities	54	43	22
Income taxes receivable, net	—	—	25
Other assets / liabilities, net	—	(2)	(1)
Net cash provided by (used in) operating activities	73	(115)	235
Cash flows from investing activities:
Purchases of property, plant and equipment	(11)	(4)	(4)
Business acquisitions, net of cash acquired	—	(4)	(175)
Purchases of intangible assets	—	—	(7)
Proceeds from disposal of assets, and other	2	16	3
Net cash provided by (used in) investing activities	(9)	8	(183)
Cash flows from financing activities:
Borrowing under the revolving credit facility	503	359	253
Repayments under the revolving credit facility	(533)	(262)	(296)
Other, net	(7)	(3)	(4)
Net cash provided by (used in) financing activities	(37)	94	(47)
Effect of exchange rates on cash and cash equivalents	(9)	5	11
Net change in cash and cash equivalents	18	(8)	16
Cash and cash equivalents, beginning of period	98	106	90
Cash and cash equivalents, end of period	$116	$98	$106
Supplemental disclosures of cash flow information:
Income taxes paid (refunded), net	$6	$2	$(23)
Interest paid	$9	$6	$4

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ In millions)

	Common Stock
	Shares		Additional	Retained	Accum. Other	Total
	Outstanding	Par	Paid-In	Earnings	Comprehensive	Stockholders’
	(in thousands)	Value	Capital	(Deficit)	Income (Loss)	Equity

January 1, 2016	107,219	1	1,980	(444)	(134)	1,403
Net loss	—	—	—	(234)	—	(234)
Stock-based compensation	—	—	23	—	—	23
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted stock	341	—	—	—	—	—
Shares withheld for taxes	(105)	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(8)	(8)
December 31, 2016	107,475	$1	$2,002	$(678)	$(142)	$1,183
Net loss	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	20	—	—	20
Exercise of stock options	35	—	1	—	—	1
Vesting of restricted stock	771	—	—	—	—	—
Shares withheld for taxes	(251)	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	37	37
December 31, 2017	108,030	$1	$2,019	$(730)	$(105)	$1,185
Net income	—	—	—	52	—	52
Stock-based compensation	—	—	16	—	—	16
Exercise of stock options	39	—	1	—	—	1
Vesting of restricted stock	485	—	—	—	—	—
Shares withheld for taxes	(127)	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	(38)	(38)
December 31, 2018	108,427	1	2,034	(678)	(143)	1,214

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in its balance sheets. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt ASC Topic 842 on January 1, 2019 using the modified retrospective transition method allowed under ASU 2018-11. The Company will elect the package of practical expedients permitted under ASU 2018-11, which among other things, allows an entity to carry forward its historical lease classifications. The Company is currently finalizing the implementation of key systems functionality and internal control processes in order to comply with ASC Topic 842. Based on its current assessment, which is subject to change, the Company estimates both assets and liabilities on its consolidated balance sheets will increase by less than $100 million, upon adoption. Changes in the lease population or changes in incremental borrowing rates may alter this estimate. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements of operations and cash flows. The Company will expand its consolidated financial statement disclosure upon adoption of this standard.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 in its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures. The Company is currently assessing the impact of ASU 2018-13 in its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that enters into contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, and most industry-specific guidance. The Company adopted this standard as of January 1, 2018, using the modified retrospective transition method resulting in a de minimis increase to the opening accumulated deficit due to the cumulative impact of adopting Topic 606. The adoption of the new standard had no material impact on the measurement or recognition of revenue, however additional disclosures have been added in accordance with Topic 606. See Note 2 “Summary of Significant Accounting Policies” for additional details on the Company’s revenue policies.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the disaggregation of the service cost component from the other components of net periodic benefit cost and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company sponsors two defined benefit plans in the UK under which accrual of pension benefits has ceased and there will not be a service cost component to the net periodic pension cost. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The Company adopted this standard as of January 1, 2018, with no material impact in its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted into law. The Company evaluated the potential impacts of SEC Staff Accounting Bulletin No. 118 (“SAB 118”) along with this ASU and has applied them to its consolidated financial statements and related disclosures. See Note 9 “Income Taxes” for additional information.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2018 and 2017, the Company reported inventory of $602 million and $590 million, respectively (net of inventory reserves of $28 million and $40 million, respectively).

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

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of property, plant and equipment and amortizable intangible assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

The Company conducts goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

The Company evaluates goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has five reporting units for this purpose—United States Energy, United States Supply Chain, United States Process Solutions, Canada and International.

After the early adoption of ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), as of January 1, 2018, the Company tests goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. If the carrying amount exceeds the fair value of a reporting unit, an impairment loss is recognized in an amount equal to that excess, but not to exceed the total amount of goodwill allocated to that reporting unit.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, including discounted cash flow projections. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the discount rate. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates all of which represent unobservable inputs into valuation methodologies and are classified as level 3 inputs under the fair value hierarchy.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the total estimated fair value of its reporting units less debt.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses, from remeasuring foreign currency transactions into the reporting currency, are included in other expense. Net foreign currency transaction losses were $2 million, $2 million and $1 million for the years ending December 31, 2018, 2017 and 2016, respectively, and are included in other expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. The majority of revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered, or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to proper government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of products.

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

Warehousing, Selling and Administrative Expenses

Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit or prepayments for certain sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to receivables. No single customer represents more than 10% of the Company’s revenue.

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

3. Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 resulted in $6 million of additional receivables and deferred revenue related to the recognition of receivables with unconditional right to payment.

See Note 14 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed on contracts with an original expected duration of more than one year. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2018, contracts assets were approximately $2 million and were included in receivables, net in the consolidated balance sheets. The Company applied the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. These expenses were not material for the year ended December 31, 2018.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The increase in contract liabilities for the year ended December 31, 2018 was primarily related to customer deposits of approximately $16 million, partially offset by approximately $12 million of revenue recognized that was deferred at January 1, 2018 upon adoption of ASC Topic 606.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2018	2017	2016
Allowance for doubtful accounts
Beginning balance	$29	$34	$38
Additions charged to expenses	2	3	17
Charge-offs and other	(4)	(8)	(21)
Ending balance	$27	$29	$34

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2018	2017
Information technology assets	1-7 Years	$45	$48
Operating equipment	2-15 Years	92	93
Buildings and land (1)	5-35 Years	99	97
Total property, plant and equipment		236	238
Less: accumulated depreciation		(130)	(119)
Property, plant and equipment, net		$106	$119

(1)	Land has an indefinite life.

Depreciation expense was $21 million, $28 million and $32 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For the year ended December 31, 2017, the Company completed the sale of certain assets in the U.S. segment and recognized a gain of $10 million in warehousing, selling and administrative in the consolidated statement of operations.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2018	2017
Compensation and other related expenses	$38	$36
Contract liabilities (1)	29	19
Taxes (non-income)	14	15
Other	29	33
Total	$110	$103

   (1) Previously shown as customer credits and prepayments.

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2016 (1)	$117	$91	$103	$311
Additions	2	—	—	2
Foreign currency translation adjustments	—	7	8	15
Balance at December 31, 2017	$119	98	111	328
Foreign currency translation adjustments	—	$(8)	$(6)	(14)
Balance at December 31, 2018	$119	$90	$105	$314

(1)	Net of prior years’ United States accumulated impairment of $393 million.

The Company performed its annual goodwill impairment test during the fourth quarter of 2018, 2017 and 2016 resulting in no impairments. The calculated fair value of each reporting unit exceeded its carrying value.

8. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, tradenames, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 1-20 years.

Identified intangible assets by major classification, affected by the fluctuation of foreign currency rates, consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2018:
Trademarks and patents	$103	$(31)	$72
Customer relationships	118	(46)	72
Other	11	(11)	—
Total identified intangibles	$232	$(88)	$144
December 31, 2017:
Trademarks and patents	104	(26)	78
Customer relationships	122	(35)	87
Other	11	(10)	1
Total identified intangibles	$237	$(71)	$166

Amortization expense was $20 million, $22 million and $21 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31	Estimated Amortization Expense
2019	$18
2020	18
2021	18
2022	17
2023	13

9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	December 31,
	2018	2017	2016
United States	$39	$(64)	$(206)
Foreign	19	12	(24)
Income (loss) before income taxes	$58	$(52)	$(230)

The provision (benefit) for income taxes for 2018, 2017 and 2016 consisted of the following (in millions):

	2018	2017	2016
U.S. Federal:
Current	$—	$—	$2
Deferred	—	—	(1)
	—	—	1
U.S. State:
Current	1	—	—
Deferred	—	—	—
	1	—	—
Foreign
Current	6	1	3
Deferred	(1)	(1)	—
	5	—	3
Income tax provision (benefit)	$6	$—	$4

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	December 31,
	2018	2017	2016
Income tax provision (benefit) at federal statutory rate	$12	$(18)	$(81)
Foreign tax rate differential	2	(2)	2
State income tax provision (benefit), net of federal benefit	3	(5)	(3)
Nondeductible expenses	9	2	8
Foreign tax credits	21	(31)	(2)
Benefit of net operating loss	(14)	—	—
One-time transition tax	1	33	—
U.S. tax rate change	—	69	—
Change in valuation allowance	(28)	(45)	78
Change in contingency reserve and other	—	(3)	2
Income tax provision (benefit)	$6	$—	$4
Effective tax rate	10.7%	0.0%	(1.6)%

For the year ended December 31, 2016, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the United States, Canada and other foreign jurisdictions. The change in valuation allowance excludes intercompany transactions as they do not impact consolidated income (loss) from continuing operations. For the years ended December 31, 2018 and 2017, the effective tax rate continued to be impacted by a valuation allowance in the United States, Canada and other foreign jurisdictions and was impacted by the TCJA which includes the one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

The TCJA was enacted on December 22, 2017 and contains several tax law changes, including a reduction in the U.S. federal corporate tax rate to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign earnings and changing rules for deductions for executive compensation. For the year ended December 31, 2017, and the nine months ended September 30, 2018, the Company recorded provisional amounts for certain enactment-date effects of the TCJA by applying the guidance in SAB 118 since the Company had not yet completed its accounting for these effects. As of December 31, 2018, the Company has completed its accounting for the income tax effects of the TCJA. As further discussed below, during 2018, the Company recognized net adjustments to the provisional amounts recorded as of December 31, 2017, impacting the Company’s provision for income taxes by less than $1 million.

As of December 31, 2017, the Company had remeasured its U.S. deferred tax assets and liabilities relating to the U.S. federal corporate income tax rate change and recorded a $69 million charge, with a corresponding decrease to its valuation allowance of $69 million. The Company recorded a $33 million charge for the transition tax which was fully offset by foreign tax credits and net operating losses. There was no net impact to the Company’s provision for income taxes for the year ended December 31, 2017.

Upon further analysis of the TCJA, including interpretive guidance contained in notices and regulations issued by the U.S. Department of the Treasury and the Internal Revenue Service, the Company completed its accounting for the income tax effects of the TCJA during 2018. The Company refined its transition tax calculation including electing out of using its 2017 net operating losses and reduced the transition tax liability to $31 million, which was fully offset by available tax credits. The net adjustments to the transition tax resulted in the Company recognizing tax expense during 2018 of less than $1 million. In addition, the Company recorded a $3 million charge to write down deferred tax assets related to performance-based compensation with a corresponding decrease to its valuation allowance of $3 million, resulting in no net impact to the Company’s provision for income taxes for the year ended December 31, 2018.

The TCJA subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. As the Company was continuing to evaluate the provisions of GILTI as of December 31, 2017, the Company had not recorded any deferred tax amounts related to GILTI. The Company has since adopted an accounting policy to recognize the tax effects of GILTI in the year tax is incurred. Due to the Company’s net operating losses in certain foreign jurisdictions, the Company recognized no income tax related to GILTI in 2018.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2018	2017	2016
Deferred tax assets:
Allowances and operating liabilities	$8	$8	$8
Net operating loss carryforwards	56	52	78
Foreign tax credit carryforwards	8	29	5
Trade credit	1	1	3
Allowance for doubtful accounts	6	6	10
Inventory reserve	10	12	18
Stock-based compensation	8	15	19
Intangible assets	24	27	53
Other	4	2	6
Total deferred tax assets	125	152	200
Deferred tax liabilities:
Tax over book depreciation	—	—	(4)
Total deferred tax liabilities	—	—	(4)
Net deferred tax assets before valuation allowance	125	152	196
Valuation allowance	(129)	(157)	(202)
Net deferred tax liabilities	$(4)	$(5)	$(6)

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

Due to the level of losses preceding 2018, and despite being in an income position in 2018, the Company remains in a three year cumulative loss position. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2018. The change during the year in the valuation allowance was $27 million in the U.S., $1 million in Canada, and less than $1 million in other foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefit at January 1	$—	$1	$1
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Settlement	—	(1)	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit at December 31	$—	$—	$1

The unrecognized tax benefits are included as a reduction to deferred tax assets in the consolidated balance sheets as of December 31, 2016.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2018, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

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

In the United States, the Company has $220 million of federal net operating loss carryforwards as of December 31, 2018, which will expire between 2035 through 2037. The potential tax benefit of $46 million has been reduced by a $46 million valuation allowance. In addition to a reduction in future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses. The Company has $125 million of state net operating loss carryforwards as of December 31, 2018, which will expire between 2020 through 2037, with the majority expiring after 2034. The potential benefit of $7 million has been reduced by a $7 million valuation allowance.  Outside the United States, the Company has $16 million of net operating loss carryforwards as of December 31, 2018, of which $12 million have no expiration and $4 million will expire between 2020 and 2037. The potential tax benefit of $3 million has been reduced by a $3 million valuation allowance. As of December 31, 2018, the Company has $8 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential benefit of $8 million has been reduced by a $8 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

As of December 31, 2018, the amount of undistributed earnings of foreign subsidiaries was approximately $130 million. Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. In light of the significant changes made by the TCJA, the Company will no longer be indefinitely reinvested with regard to its pre-2018 earnings in Canada and the United Kingdom. These earnings were subject to the transition tax and the future repatriation of these earnings will not result in additional income tax expense or foreign withholding taxes due to the Company’s available tax attributes. No additional income taxes have been provided for other foreign earnings or any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.

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

10. Debt

On April 30, 2018, the Company replaced its existing senior secured revolving credit facility and entered into a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent. The five-year Credit Facility provides for a $750 million global revolving credit facility (with a letter of credit subfacility of $60 million, and a swing line subfacility of 10% of the facility amount), of which up to $100 million is available for the Company’s Canadian subsidiaries and $40 million is available for the Company’s UK subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base or $60 million.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of December 31, 2018, the Company borrowed $132 million against the Credit Facility and had approximately $385 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 73% subject to certain limitations. The Company was not obligated to pay back the borrowing against the Credit Facility until the expiration date, as such the outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

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

The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. NOW’s management currently estimates a range of loss for reasonably possible losses for which an estimate can be made is between zero and $16 million in the international segment primarily attributable to accounts receivable with one customer. The Company has accrued its best estimate for loss as of December 31, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2018, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

The Company assumed leases with former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $3 million, $3 million and $3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Total future commitments related to these operating leases is approximately $6 million through 2023.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2029. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $48 million, $50 million and $50 million in 2018, 2017 and 2016, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2018, are payable as follows (in millions):

2019	32
2020	25
2021	17
2022	9
2023	6
Thereafter	5
Total future lease commitments	$94

12. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. The Company has entered into certain financial derivative instruments to manage this risk.

The derivative financial instruments the Company has entered into are forward exchange contracts which have terms of less than one year to economically hedge foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency economic hedging activities is to economically hedge the Company’s risk from changes in the fair value of nonfunctional currency denominated monetary accounts.

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2018 and 2017, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million. As of December 31, 2016, the fair value of the Company’s foreign currency forward contracts totaled an asset of $1 million and a liability of less than $1 million. The Company’s foreign currency forward contract assets are included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities are included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded a loss of $1 million, a gain of $1 million and a gain of $12 million, respectively, related to changes in fair value. All gains and losses are included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $20 million, $37 million and $76 million as of December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation
Adjustments
Balance at December 31, 2017	(105)
Other comprehensive loss	(38)
Balance at December 31, 2018	(143)

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

14. Business Segments

The Company has five operating segments, which are (1) U.S. Energy, (2) U.S. Supply Chain, (3) U.S. Process Solutions, (4) Canada and (5) International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical or future expected operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The U.S. Energy, U.S. Supply Chain and U.S. Process Solutions operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments. They have been aggregated in to the United States reportable segment. Total assets for each reportable segment are those owned or allocated to each segment by the Company's internal management reporting systems and include inter-segment assets that were eliminated for the presentation of total assets in the accompanying consolidated balance sheets.

United States

The Company has approximately 175 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

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

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2018
Revenue	$2,371	$358	$398	$3,127
Operating profit	57	14	2	73
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	73	12	21	106
Total assets	1,272	399	124	1,795
2017
Revenue	$1,914	$356	$378	$2,648
Operating profit (loss)	(53)	13	(1)	(41)
Depreciation and amortization	37	3	10	50
Property, plant and equipment, net	81	14	24	119
Total assets	1,207	401	141	1,749
2016
Revenue	$1,445	$258	$404	$2,107
Operating loss	(192)	(18)	(12)	(222)
Depreciation and amortization	40	3	10	53
Property, plant and equipment, net	104	15	24	143
Total assets	1,112	306	185	1,603

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	December 31,
	2018	2017	2016
Product Category
Drilling and production	$691	$625	$496
Pipe	587	418	287
Valves	664	541	374
Fittings and flanges	523	419	350
Mill tool, MRO, safety and other	662	645	600
Total	$3,127	$2,648	$2,107

15. Earnings Per Share (“EPS”)

Basic earnings (loss) per share is based on net income (loss) attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted and vested unexercised stock options, but only to the extent these instruments dilute earnings (loss) per share.

For the year ended December 31, 2018, a total of approximately 5 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the years ended December 31, 2017 and 2016, a total of approximately 8 million and 7 million potentially dilutive shares were excluded from the computation of diluted loss per share due to the Company recognizing a net loss for the period.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to the Company	$52	$(52)	$(234)
Less: net income attributable to participating securities	(1)	—	—
Net income (loss) attributable to the Company's stockholders	$51	$(52)	$(234)
Denominator:
Weighted-average basic common shares outstanding	108,296,155	107,745,229	107,416,181
Effect of dilutive securities	341,489	—	—
Weighted-average diluted common shares outstanding	108,637,644	107,745,229	107,416,181
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.47	$(0.48)	$(2.18)
Diluted	$0.47	$(0.48)	$(2.18)

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

Stock-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016 totaled $16 million, $20 million and $23 million, respectively. The tax effected benefit for share-based compensation arrangements was $3 million, $7 million, and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

For the stock options granted in 2018, 2017 and 2016, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock, and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term.

	December 31,
	2018	2017	2016
Valuation Assumptions:
Expected volatility	44.2%	37.9%	44.0%
Risk-free interest rate	2.7%	1.9%	1.3%
Expected dividends (per share)	$—	$—	$—
Expected term (in years)	4.5	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2017	5,630	$25.97
Granted	1,807	9.90
Forfeited and expired	(1,915)	29.79
Exercised	(39)	13.27
Outstanding as of December 31, 2018	5,483	$19.43	4.7	$3
Exercisable at December 31, 2018	2,917	$25.37	3.8	$—

The weighted average grant-date fair value of options granted for the years ended December 31, 2018, 2017 and 2016 was $3.95, $7.07 and $5.29, respectively. The total intrinsic value of options exercised for the years ended December 31, 2018, 2017, and 2016 was less than $1 million. As of December 31, 2018, unrecognized compensation cost related to stock option awards was approximately $7 million, which is expected to be recognized over a weighted average period of 1.7 years. Cash received from exercises of stock options was approximately $1 million for the year ended December 31, 2018.

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

The following table summarizes award activity for restricted stock awards and restricted stock units:

RSAs / RSUs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2017	1,678	$25.99
Granted	357	10.82
Vested (1)	(441)	29.02
Forfeited	(79)	21.18
Nonvested as of December 31, 2018	1,515	$21.78

(1)	113 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $10.82, $15.87, and $14.71 for RSAs and RSUs granted for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, unrecognized compensation cost related to RSAs and RSUs was $11 million, which is expected to be recognized over a weighted average period of 1.5 years. The total vest-date fair value of shares vested for the years ended December 31, 2018, 2017, and 2016 was $7 million, $12 million, and $6 million, respectively.

Performance Stock Awards (“PSAs”)

Performance stock awards generally have a 3-year vesting period from the grant date and vest at the end of the vesting period. The grant-date fair value of market-condition performance stock grants is determined using a Monte Carlo simulation probabilistic model. The grant-date fair value of performance-condition performance stock grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s performance award agreements provide for full vesting of performance awards at the target level in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

For the year ended December 31, 2018, the Company granted PSAs to senior management employees with potential payouts varying from zero to 364,518 shares. The PSAs can be earned over a three-year performance period, based on three equal, independent parts that are subject to three separate performance metrics: (i) one-third of the PSAs have a Total Shareholder Return (TSR) metric (market-condition), (ii) one-third of the PSAs have an EBITDA metric (performance-condition), and (iii) one-third of the PSAs have a Working Capital (WC) metric (performance-condition).

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested as of December 31, 2017	317	$19.86
Granted	202	11.81
Vested (1)	(44)	22.44
Forfeited	(62)	23.25
Nonvested as of December 31, 2018	413	$15.13

(1)	14 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2018, 2017 and 2016 was $11.81, $22.75 and $16.47 respectively. As of December 31, 2018, unrecognized compensation cost related to PSAs was $3 million, which is expected to be recognized over a weighted average period of 1.2 years. The total vest-date fair value of PSAs vested during the year ended December 31, 2018 was less than $1 million.

17. Quarterly Financial Data (Unaudited)

Summarized quarterly results were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Revenue	$764	$777	$822	$764
Operating expenses
Cost of products	616	620	654	607
Warehousing, selling and administrative	141	139	142	135
Operating profit	7	18	26	22
Net income	$2	$14	$20	$16
Earnings per share:
Basic earnings per common share	$0.02	$0.12	$0.18	$0.14
Diluted earnings per common share	$0.02	$0.12	$0.18	$0.14

Year ended December 31, 2017
Revenue	$631	$651	$697	$669
Operating expenses
Cost of products	517	527	562	541
Warehousing, selling and administrative	135	138	141	128
Operating profit (loss)	(21)	(14)	(6)	—
Net loss	$(23)	$(17)	$(9)	$(3)
Loss per share:
Basic loss per common share	$(0.21)	$(0.16)	$(0.08)	$(0.03)
Diluted loss per common share	$(0.21)	$(0.16)	$(0.08)	$(0.03)

18. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2018, the Company had approximately 4,500 employees, of which approximately 200 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2018, 2017 and 2016, employer contributions for defined contribution plans were $13 million, $12 million, and $13 million, respectively, and all funding is current.

The Company has a non-qualified deferred compensation plan (the “NQDC Plan”) for certain members of senior management. NQDC Plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Such equity securities held in a rabbi trust are measured using quoted market prices at the reporting date (Level 1 within the fair value hierarchy) and are included in other assets, with the corresponding liability included in other long-term liabilities in the consolidated balance sheets.

Defined Benefit Pension Plans

The Company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased.  Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The second defined benefit plan was acquired from the John MacLean & Sons Electrical acquisition in March 2015. Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million each year for the years ended December 31, 2018, 2017 and 2016 are included in warehousing, selling and administrative in the consolidated statement of operations.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2018 and 2017, are as follows (in millions):

	Pension Benefits
At year end	2018	2017
Benefit obligation at beginning of year	$13	$13
Interest cost	—	—
Actuarial loss (gain)	1	1
Benefits paid	—	—
Plan settlements	(3)	—
Foreign currency exchange rate changes	—	(1)
Benefit obligation at end of year	11	13

Fair value of plan assets at beginning of year	$18	$15
Actual return	—	2
Benefits paid	—	—
Company contributions	—	1
Plan settlements	(3)	—
Foreign currency exchange rate changes	—	—
Fair value of plan assets at end of year	15	18

Funded status	4	5
Accumulated benefit obligation at end of year	11	13

The net asset is presented within other assets in the consolidated balance sheets.

Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	December 31,
	2018	2017
Discount rate:	2.65% - 2.90%	2.50%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2018	2017	2016
Discount rate:	2.50%	2.70%	3.70%
Expected return on assets:	3.10% - 4.17%	3.27% - 4.27%	4.04% - 4.50%

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.

Both plans have plan assets in excess of projected benefit obligations. The Company expects to pay future benefit amounts on its defined benefit plans of less than $1 million for each of the next five years and in the aggregate $2 million for the five years thereafter. The Company expects to contribute less than $1 million to its defined benefit pension plans in 2019.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Equity securities	$5	$5	$—	$—
Fixed income securities	5	5	—	—
Other	5	—	5	—
Total fair value measurements	$15	$10	$5	$—

December 31, 2017:
Equity securities	$10	$10	$—	$—
Fixed income securities	3	3	—	—
Other	5	—	5	—
Total fair value measurements	$18	$13	$5	$—

19. Acquisitions

On June 1, 2016, the Company acquired Power Service, Inc., Industrial Tool & Repair, Inc. and Power Transportation LLC (collectively, “Power Service”) for a purchase price consideration of $179 million. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition. As of May 31, 2017, the Company completed its valuations of this acquisition as of the acquisition date and recognized goodwill of $119 million and intangible assets of $45 million. The measurement period adjustments are shown below, primarily as a result of making an election in 2016 under Internal Revenue Code Section 338(h)(10) to treat the acquisition of Power Service, Inc. as an asset acquisition for U.S. tax purposes. Following is the purchase price allocation detail and the measurement period adjustments (in millions):

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