Form 10-Q
period 2019-03-31
NOW Inc.
filed 2019-05-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

As of April 25, 2019 the registrant had 108,720,185 shares of common stock (excluding 1,348,147 unvested restricted shares), par value $0.01 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	DNOW	New York Stock Exchange

NOW INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87	$116
Receivables, net	513	482
Inventories, net	634	602
Prepaid and other current assets	18	19
Total current assets	1,252	1,219
Property, plant and equipment, net	110	106
Deferred income taxes	2	2
Goodwill	318	314
Intangibles, net	140	144
Other assets	74	10
Total assets	$1,896	$1,795
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339	$329
Accrued liabilities	130	110
Other current liabilities	6	2
Total current liabilities	475	441
Long-term debt	124	132
Long-term operating lease liabilities	40	—
Deferred income taxes	5	6
Other long-term liabilities	7	2
Total liabilities	651	581
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,708,922 and 108,426,962 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	2,037	2,034
Accumulated deficit	(660)	(678)
Accumulated other comprehensive loss	(133)	(143)
Total stockholders' equity	1,245	1,214
Total liabilities and stockholders' equity	$1,896	$1,795

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$785	$764
Operating expenses:
Cost of products	627	616
Warehousing, selling and administrative	135	141
Operating profit	23	7
Other expense	(4)	(4)
Income before income taxes	19	3
Income tax provision	1	1
Net income	$18	$2
Earnings per share:
Basic earnings per common share	$0.17	$0.02
Diluted earnings per common share	$0.16	$0.02
Weighted-average common shares outstanding, basic	109	108
Weighted-average common shares outstanding, diluted	109	108

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$18	$2
Other comprehensive income:
Foreign currency translation adjustments	10	1
Comprehensive income	$28	$3

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18	$2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10	11
Deferred income taxes	—	—
Stock-based compensation	4	4
Provision for inventory	4	2
Other, net	5	1
Change in operating assets and liabilities:
Receivables	(26)	(74)
Inventories	(34)	(22)
Prepaid and other current assets	—	(3)
Accounts payable and accrued liabilities	(1)	48
Income taxes receivable / payable	1	1
Other assets / liabilities, net	(1)	—
Net cash used in operating activities	(20)	(30)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(1)
Net cash used in investing activities	—	(1)
Cash flows from financing activities:
Borrowings under the revolving credit facility	106	85
Repayments under the revolving credit facility	(114)	(72)
Other	(2)	—
Net cash provided by (used in) financing activities	(10)	13
Effect of exchange rates on cash and cash equivalents	1	—
Net change in cash and cash equivalents	(29)	(18)
Cash and cash equivalents, beginning of period	116	98
Cash and cash equivalents, end of period	$87	$80
Supplemental disclosure of cash flow information:
Accrued purchases of property, plant and equipment	$1	$—

  See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

($ In millions)

	Common Stock
	Shares		Additional	Retained	Accum. Other	Total
	Outstanding	Par	Paid-In	Earnings	Comprehensive	Stockholders’
	(in thousands)	Value	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2017	108,030	$1	$2,019	$(730)	$(105)	$1,185
Net income	—	—	—	2	—	2
Stock-based compensation	—	—	4	—	—	4
Vesting of restricted stock	158	—	—	—	—	—
Shares withheld for taxes	(47)	—	—	—	—	—
Other comprehensive income	—	—	—	—	1	1
March 31, 2018	108,141	$1	$2,023	$(728)	$(104)	$1,192

December 31, 2018	108,427	$1	$2,034	$(678)	$(143)	$1,214
Net income	—	—	—	18	—	18
Stock-based compensation	—	—	4	—	—	4
Exercise of stock options	70	—	1	—	—	1
Vesting of restricted stock	305	—	—	—	—	—
Shares withheld for taxes	(93)	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	10	10
March 31, 2019	108,709	$1	$2,037	$(660)	$(133)	$1,245

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires the modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in its balance sheets. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method allowed under ASU 2018-11. The Company has utilized the package of practical expedients permitted under the transition guidance within ASC 842 which, among other things, allow an entity to carry forward its historical lease classifications. The adoption of ASC 842 resulted in the recognition of $66 million of ROU assets, net of $1 million deferred rent, and $67 million of lease liabilities related to leases that were previously not required to be presented in the consolidated balance sheets. See Note 13 “Leases” for additional information.

2. Revenue

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. The majority of revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered, or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of products.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2019, contract assets were approximately $2 million and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the three months ended March 31, 2019.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The increase in contract liabilities for the quarter ended March 31, 2019 was primarily related to customer deposits of approximately $14 million, partially offset by approximately $9 million of revenue that was deferred at December 31, 2018.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2019	December 31, 2018
Information technology assets	1-7 Years	$45	$45
Operating equipment (1)	2-15 Years	100	92
Buildings and land (2)	5-35 Years	99	99
Construction in progress		1	—
Total property, plant and equipment		245	236
Less: accumulated depreciation		(135)	(130)
Property, plant and equipment, net		$110	$106

(1)	Includes finance lease ROU assets.
(2)	Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2019	December 31, 2018
Compensation and other related expenses	$33	$38
Contract liabilities	33	29
Taxes (non-income)	12	14
Current portion of operating lease liabilities	22	—
Other	30	29
Total	$130	$110

5. Debt

On April 30, 2018, the Company replaced its existing senior secured revolving credit facility and entered into a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders with Wells Fargo Bank, National Association serving as the administrative agent. The five-year Credit Facility provides for a $750 million global revolving credit facility (with a letter of credit subfacility of $60 million and a swing line subfacility of 10% of the facility amount), of which up to $100 million is available for the Company’s Canadian subsidiaries and $40 million for the Company’s UK subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base or $60 million.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of March 31, 2019, the Company borrowed $124 million against the Credit Facility and had approximately $444 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 77% subject to certain limitations. The Company was not obligated to pay back the borrowing against the Credit Facility until the expiration date, as such the outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2019.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2018	$(143)
Other comprehensive income	10
Balance at March 31, 2019	$(133)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$600	$562
Canada	86	102
International	99	100
Total revenue	$785	$764
Operating profit:
United States	$19	$3
Canada	2	4
International	2	—
Total operating profit	$23	$7
Operating profit % of revenue:
United States	3.2%	0.5%
Canada	2.3%	3.9%
International	2.0%	0.0%
Total operating profit %	2.9%	0.9%

8. Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 6.5% compared to 24.1% for the same period in 2018. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2019. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

9. Earnings Per Share (“EPS”)

For the three months ended March 31, 2019 and 2018, approximately 3 million and 6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share follows (in millions, except share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to the Company	$18	$2
Less: net income attributable to participating securities	—	—
Net income attributable to the Company's stockholders	$18	$2
Denominator:
Weighted average basic common shares outstanding	108,556,369	108,074,718
Effect of dilutive securities	504,426	98,041
Weighted average diluted common shares outstanding	109,060,795	108,172,759
Earnings per share attributable to the Company's stockholders:
Basic	$0.17	$0.02
Diluted	$0.16	$0.02

Under ASC Topic 260, “Earnings Per Share”, the two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. For the periods that the Company recognized net income, net income attributable to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation.

10. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock awards (“PSAs”).

For the three months ended March 31, 2019, the Company granted 521,157 stock options with a weighted average fair value of $6.02 per share and 191,995 shares of RSAs and RSUs with a weighted average fair value of $15.30 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 331,372 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

Performance against the TSR metric is determined by comparing the performance of the Company’s TSR with the TSR performance of designated peer companies for the three-year performance period. Performance against the EBITDA metric is determined by comparing the performance of the Company’s actual EBITDA average for each of the three-years of the performance period against the EBITDA metrics set by the Company’s Compensation Committee of the Board of Directors.  Performance against the ROCE metric is determined by comparing the performance of the Company’s actual ROCE average for each of the three-years of the performance period against the ROCE metrics set by the Company’s Compensation Committee of the Board of Directors.

Stock-based compensation expense totaled $4 million for the three months ended March 31 in both 2019 and 2018.

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

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of March 31, 2019, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2019, and December 31,

2018, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million, respectively, and is included in prepaid and other current assets in the consolidated balance sheets; a liability of less than $1 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2019 and 2018, the Company recorded a loss of less than $1 million and a gain of less than $1 million, respectively, related to changes in fair value. All gains and losses are included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $21 million and $20 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Leases

The Company leases certain facilities, vehicles and equipment. The Company determines if an arrangement contains a lease at contract inception and recognizes ROU assets and lease liabilities for leases with terms greater than twelve months. Leases with an initial term of twelve months or less are accounted for as short-term leases and are not recognized in the balance sheet. Operating fixed lease expenses and finance lease depreciation expense are recognized on a straight-line basis over the lease term. Variable lease payments which cannot be determined at the lease commencement date, such as reimbursement of lessor expenses, are not included in the ROU assets or lease liabilities.

Many leases include both lease and non-lease components which are primarily related to management services provided by lessors for the underlying assets.  The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all leases as well as the practical expedient that allows to carry forward the historical lease classifications. For all new and modified leases entered into after the adoption of ASC 842, the Company reassesses the lease classification and lease term on the effective date of modification. Lease term includes renewal periods if the Company is reasonably certain to exercise any renewal options per the lease contract. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company subleases certain real estate to third parties, however, this activity is not material.

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of March 31, 2019, the weighted-average remaining lease terms were approximately 4 years for operating leases and 7 years for finance leases. The weighted-average discount rates were 6.1% for operating leases and 5.8% for finance leases.

Supplemental balance sheet information (in millions):

	Classification	March 31, 2019
Assets
Operating	Other assets	$63
Finance	Property, plant and equipment, net	7
Total ROU assets		$70
Liabilities
Current
Operating	Accrued liabilities	$22
Finance	Other current liabilities	3
Long-term
Operating	Long-term operating lease liabilities	40
Finance	Other long-term liabilities	5
Total lease liabilities		$70

Components of lease expense (in millions):

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Warehousing, selling and administrative	$8
Finance lease ROU asset depreciation (1)	Warehousing, selling and administrative	1
Short-term lease cost	Warehousing, selling and administrative	2
Variable lease cost	Warehousing, selling and administrative	1

(1)	Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is less than $1 million.

Supplemental cash flow information (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8
Financing cash flows from finance leases (1)	1
ROU assets obtained in exchange for new lease liabilities
Operating	4
Finance	8

(1)	Interest payments from finance lease liabilities is less than $1 million.

Maturity of lease liabilities as of March 31, 2019 were as follows (in millions):

	Operating Lease	Finance Lease
2019	$19	$2
2020	20	3
2021	12	2
2022	8	1
2023	6	—
Thereafter	4	2
Total future lease payments	69	10
Less: interest	(7)	(2)
Present value of lease liabilities	$62	$8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, changes in applicable government regulations, increased borrowing costs, competition between us and our former parent company, NOV, the triggering of rights and obligations in connection with our spin-off and separation from NOV or any litigation arising out of or related thereto, impairments in goodwill or other intangible assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 260 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

United States

We have approximately 170 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2019 and 2018 and the fourth quarter of 2018 include the following:

			%		%
			1Q19 v		1Q19 v
	1Q19*	1Q18*	1Q18	4Q18*	4Q18
Active Drilling Rigs:
U.S.	1,046	965	8.4%	1,072	(2.4%)
Canada	186	273	(31.9%)	177	5.1%
International	1,030	970	6.2%	1,011	1.9%
Worldwide	2,262	2,208	2.4%	2,260	0.1%

West Texas Intermediate Crude Prices (per barrel)	$54.83	$62.89	(12.8%)	$59.08	(7.2%)
Natural Gas Prices ($/MMBtu)	$2.92	$3.08	(5.2%)	$3.80	(23.2%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$715.33	$721.03	(0.8%)	$818.50	(12.6%)

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2019:

Sources: Rig count: Baker Hughes, Inc. (www.bhge.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 0.1% (from 2,260 rigs to 2,262 rigs) and the U.S. declined 2.4% (from 1,072 rigs to 1,046 rigs) in the first quarter of 2019 compared to the fourth quarter of 2018. The average price per barrel of West Texas Intermediate Crude declined 7.2% (from $59.08 per barrel to $54.83 per barrel) and natural gas prices declined 23.2% (from $3.80 per MMBtu to $2.92 per MMBtu) in the first quarter of 2019 compared to the fourth quarter of 2018. The average price per short ton of Hot-Rolled Coil declined 12.6% (from $818.50 per short ton to $715.33 per short ton) in the first quarter of 2019 compared to the fourth quarter of 2018.

U.S. rig count at April 12, 2019 was 1,022 rigs, down 24 rigs compared to the first quarter of 2019 average of 1,046 rigs. The price for West Texas Intermediate Crude was $63.86 per barrel at April 12, 2019, up 16.5% from the first quarter average of 2019. The price for natural gas was $2.75 per MMBtu at April 12, 2019, down 5.8% from the first quarter average of 2019. The price for Hot-Rolled Coil was $701.00 per short ton at April 8, 2019, down 2.0% from the first quarter average of 2019.

Executive Summary

For the three months ended March 31, 2019, the Company generated net income of $18 million on $785 million in revenue. Revenue increased $21 million or 2.7% for the three months ended March 31, 2019 when compared to the corresponding period of 2018. For the three months ended March 31, 2019, net income improved $16 million when compared to the corresponding period of 2018.

For the three months ended March 31, 2019, the Company generated an operating profit of $23 million or 2.9% of revenue compared to $7 million or 0.9% of revenue for the corresponding period of 2018.

Outlook

Our outlook for the Company remains tied to global rig count and oil and gas spending, particularly in North America. Oil prices and U.S. oil storage levels are primary catalysts determining U.S. rig activity.

In 2019, activity should fluctuate as the industry addresses the vagaries of an over- or under-supplied market. Recent oil price volatility has created uncertainty around global exploration and production activity, with many customers still reassessing their budgets for the remainder of the year.

We will continue to advance our strategic goals and manage the Company based on market conditions. We will persist in optimizing our operations, scaling up or down to market activity as appropriate. We believe that our management history, paired with our resources and low capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$600	$562
Canada	86	102
International	99	100
Total revenue	$785	$764
Operating profit:
United States	$19	$3
Canada	2	4
International	2	—
Total operating profit	$23	$7
Operating profit % of revenue:
United States	3.2%	0.5%
Canada	2.3%	3.9%
International	2.0%	0.0%
Total operating profit %	2.9%	0.9%

United States

For the three months ended March 31, 2019, revenue was $600 million, an increase of $38 million or 6.8% when compared to the corresponding period of 2018. This increase was primarily driven by a year over year improvement in U.S. rig count.

For the three months ended March 31, 2019, the U.S. generated an operating profit of $19 million or 3.2% of revenue, an improvement of $16 million when compared to the corresponding period of 2018. For the three months ended March 31, 2019, operating profit improved primarily due to the increases in volume discussed above, coupled with product margin gains.

Canada

For the three months ended March 31, 2019, revenue was $86 million, a decline of $16 million or 15.7% when compared to the corresponding period of 2018. For the three months ended March 31, 2019, the decrease was driven by a year over year decline in Canadian rig count activity, coupled with an unfavorable foreign exchange rate impact.

For the three months ended March 31, 2019, Canada generated an operating profit of $2 million or 2.3% of revenue, a decline of $2 million when compared to the corresponding period of 2018. For the three months ended March 31, 2019, operating profit decreased primarily due to the decline in revenue discussed above, offset by reduced operating expenses.

International

For the three months ended March 31, 2019, revenue was $99 million, a decline of $1 million or 1.0% when compared to the corresponding period of 2018. For the three months ended March 31, 2019, the decrease was driven by an unfavorable foreign exchange rate impact.

For the three months ended March 31, 2019, the international segment generated an operating profit of $2 million or 2.0% of revenue, an increase of $2 million when compared to the corresponding period of 2018. For the three months ended March 31, 2019, operating profit improved due to reduced bad debt charges in the period, partially offset by increased inventory charges.

Cost of products

For the three months ended March 31, 2019, cost of products was $627 million compared to $616 million for the corresponding period in 2018. The increase was primarily due to increases in revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three months ended March 31, 2019, warehousing, selling and administrative expenses were $135 million compared to $141 million for the corresponding period of 2018. Operating expenses declined due to reduced bad debt charges. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three months ended March 31, 2019 and 2018, other expense was $4 million for both periods. These charges were mainly attributable to interest and bank charges associated with the credit facilities.

Income tax provision

The effective tax rate for the three months ended March 31, 2019 was 6.5% compared to 24.1% for the same period in 2018. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in foreign jurisdictions that is permanently reinvested, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. The change in the effective tax rate when compared to the corresponding period in 2018 was primarily driven by an increase in income before taxes in 2019.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended March 31,
	2019	2018
GAAP net income (1)	$18	$2
Interest, net	2	2
Income tax provision	1	1
Depreciation and amortization	10	11
Other costs (2)	—	—
EBITDA excluding other costs	$31	$16
EBITDA % excluding other costs (3)	3.9%	2.1%

(1)

We believe that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and our computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(2)	Other costs includes severance expenses which is included in operating profit. For the three months ended March 31, 2019 and 2018, other costs was less than $1 million in both periods.
(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of $87 million and $116 million, respectively. As of March 31, 2019, approximately $76 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. As of December 31, 2018, the Company was no longer indefinitely reinvested with regard to its pre-2018 earnings in Canada and the United Kingdom. Associated taxes have been previously provided and future repatriation of these earnings will not result in additional income tax expense or foreign withholding taxes due to the Company’s available tax attributes. During the first quarter of 2019, we repatriated $20 million from our Canadian operations. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested.  The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

At March 31, 2019, the Company had $124 million of borrowings against its revolving credit facility and had $444 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 77%, subject to certain limitations. The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2019, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(20)	$(30)
Net cash used in investing activities	—	(1)
Net cash provided by (used in) financing activities	(10)	13

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $20 million compared to $30 million in the corresponding period of 2018. For the three months ended March 31, 2019, net cash used in operating activities was primarily driven by increases in receivables and inventories of $26 million and $34 million, respectively, as a result of higher sales and inventory.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was nil compared to $1 million for the corresponding period of 2018. For the three months ended March 31, 2019, accrued purchases of property, plant and equipment were $1 million.

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $10 million compared to net cash provided by financing activities of $13 million for the corresponding period of 2018. The activity in the period was primarily attributed to the Company making repayments under, and borrowings against, the revolving credit facility.

Other

For the three months ended March 31, 2019, the effect of the change in exchange rates on cash and cash equivalents was an increase of $1 million compared to nil for the corresponding period of 2018.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, as well as, its revenue, costs and expenses, denominated in foreign currencies expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of the Company’s revenue for the three months ended March 31, 2019 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2019, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the consolidated statements of comprehensive income. For the three months ended March 31, 2019, the Company realized a net foreign currency translation gain totaling $10 million, which was included in other comprehensive income.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first three months of 2019 and 2018, the Company reported foreign currency transaction losses of less than $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2019, compared to the average for the same period in 2018, decreased by approximately 6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar, the British pound, the Canadian dollar and Mexican peso decreased in relation to the U.S. dollar by approximately 9%, 6%, 5% and 3%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2019 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than a $1 million change in net income for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The Credit Facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the long-term debt balance at March 31, 2019.

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

Date: May 2, 2019

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer