Form 10-Q
period 2019-09-30
NOW Inc.
filed 2019-11-06
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 30, 2019 the registrant had 108,799,779 shares of common stock (excluding 1,333,462 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113	$116
Receivables, net	466	482
Inventories, net	548	602
Prepaid and other current assets	21	19
Total current assets	1,148	1,219
Property, plant and equipment, net	117	106
Deferred income taxes	2	2
Goodwill	320	314
Intangibles, net	133	144
Other assets	70	10
Total assets	$1,790	$1,795
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$326	$329
Accrued liabilities	136	110
Other current liabilities	8	2
Total current liabilities	470	441
Long-term debt	—	132
Long-term operating lease liabilities	36	—
Deferred income taxes	5	6
Other long-term liabilities	12	2
Total liabilities	523	581
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 108,798,362 and 108,426,962 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	2,045	2,034
Accumulated deficit	(636)	(678)
Accumulated other comprehensive loss	(143)	(143)
Total stockholders' equity	1,267	1,214
Total liabilities and stockholders' equity	$1,790	$1,795

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$751	$822	$2,312	$2,363
Operating expenses:
Cost of products	601	654	1,851	1,890
Warehousing, selling and administrative	136	142	407	422
Operating profit	14	26	54	51
Other expense	(2)	(4)	(8)	(11)
Income before income taxes	12	22	46	40
Income tax provision	2	2	4	4
Net income	$10	$20	$42	$36
Earnings per share:
Basic earnings per common share	$0.09	$0.18	$0.38	$0.33
Diluted earnings per common share	$0.09	$0.18	$0.38	$0.33
Weighted-average common shares outstanding, basic	109	108	109	108
Weighted-average common shares outstanding, diluted	109	109	109	109

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10	$20	$42	$36
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	4	—	(15)
Comprehensive income (loss)	$(1)	$24	$42	$21

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$42	$36
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30	31
Deferred income taxes	(1)	(1)
Stock-based compensation	12	12
Provision for inventory	12	8
Other, net	22	4
Change in operating assets and liabilities, net of acquisitions:
Receivables	18	(143)
Inventories	45	(21)
Prepaid and other current assets	(4)	(5)
Accounts payable and accrued liabilities	(26)	76
Other, net	—	1
Net cash provided by (used in) operating activities	150	(2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7)	(5)
Business acquisitions, net of cash acquired	(8)	—
Other, net	(2)	2
Net cash provided by (used in) investing activities	(17)	(3)
Cash flows from financing activities:
Borrowings under the revolving credit facility	218	441
Repayments under the revolving credit facility	(350)	(433)
Other, net	(4)	(7)
Net cash provided by (used in) financing activities	(136)	1
Effect of exchange rates on cash and cash equivalents	—	(3)
Net change in cash and cash equivalents	(3)	(7)
Cash and cash equivalents, beginning of period	116	98
Cash and cash equivalents, end of period	$113	$91
Supplemental disclosures of cash flow information:
Accrued purchases of property, plant and equipment	3	—

  See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2017	$1	$2,019	$(730)	$(105)	$1,185
Net income	—	—	2	—	2
Stock-based compensation	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	1	1
March 31, 2018	$1	$2,023	$(728)	$(104)	$1,192
Net income	—	—	14	—	14
Stock-based compensation	—	4	—	—	4
Shares withheld for taxes	—	(1)	—	—	(1)
Other comprehensive income (loss)	—	—	—	(20)	(20)
June 30, 2018	$1	$2,026	$(714)	$(124)	$1,189
Net income	—	—	20	—	20
Stock-based compensation	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	4	4
September 30, 2018	$1	$2,030	$(694)	$(120)	$1,217

December 31, 2018	$1	$2,034	$(678)	$(143)	$1,214
Net income	—	—	18	—	18
Stock-based compensation	—	4	—	—	4
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	—	10	10
March 31, 2019	$1	$2,037	$(660)	$(133)	$1,245
Net income	—	—	14	—	14
Stock-based compensation	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	1	1
June 30, 2019	$1	$2,041	$(646)	$(132)	$1,264
Net income	—	—	10	—	10
Stock-based compensation	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	(11)	(11)
September 30, 2019	$1	$2,045	$(636)	$(143)	$1,267

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires the modified retrospective transition method. The Company has identified trade receivables as the predominant account subject to the scope of this ASU, which are recorded and carried at the original invoice amount less an allowance for doubtful accounts. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

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

2. Revenue

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. The majority of revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of products.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of September 30, 2019, contract assets were approximately $2 million and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the three and nine months ended September 30, 2019.

Contract liabilities, included in accrued liabilities, primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The increase in contract liabilities for the nine months ended September 30, 2019 was primarily related to net customer deposits of approximately $20 million, partially offset by approximately $15 million of revenue that was deferred at December 31, 2018.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2019	December 31, 2018
Information technology assets	1-7 Years	$46	$45
Operating equipment (1)	2-15 Years	109	92
Buildings and land (2)	5-35 Years	98	99
Construction in progress		7	—
Total property, plant and equipment		260	236
Less: accumulated depreciation		(143)	(130)
Property, plant and equipment, net		$117	$106

(1)	Includes finance lease right-of-use assets.
(2)	Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2019	December 31, 2018
Compensation and other related expenses	$37	$38
Contract liabilities	34	29
Taxes (non-income)	13	14
Current portion of operating lease liabilities	22	—
Other	30	29
Total	$136	$110

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of September 30, 2019, the Company had no borrowings against the Credit Facility and approximately $507 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 98% subject to certain limitations. The Company is not obligated to pay back borrowings against the Credit Facility until the expiration date and as such, any outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $8 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2020.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign
Currency
Translation
Adjustments
Balance at December 31, 2018	$(143)
Other comprehensive income	—
Balance at September 30, 2019	$(143)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
United States	$567	$630	$1,772	$1,792
Canada	83	93	243	270
International	101	99	297	301
Total revenue	$751	$822	$2,312	$2,363
Operating profit:
United States	$9	$21	$44	$40
Canada	4	5	7	10
International	1	—	3	1
Total operating profit	$14	$26	$54	$51
Operating profit % of revenue:
United States	1.6%	3.3%	2.5%	2.2%
Canada	4.8%	5.4%	2.9%	3.7%
International	1.0%	0.0%	1.0%	0.3%
Total operating profit %	1.9%	3.2%	2.3%	2.2%

8. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2019 were 15.2% and 8.3%, respectively, compared to 11.7% and 10.7%, respectively, for the same periods in 2018. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2019. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity but are generally open in the U.S. for the tax years ending after 2015 and outside the U.S. for the tax years ending after 2013.

9. Earnings Per Share (“EPS”)

For the three months ended September 30, 2019 and 2018, approximately 5 million and approximately 3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2019 and 2018, approximately 4 million and approximately 5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to the Company	$10	$20	$42	$36
Less: net income attributable to participating securities	—	—	—	(1)
Net income attributable to the Company's stockholders	$10	$20	$42	$35
Denominator:
Weighted average basic common shares outstanding	108,796,947	108,402,136	108,702,139	108,252,926
Effect of dilutive securities	337,384	643,371	467,610	313,348
Weighted average diluted common shares outstanding	109,134,331	109,045,507	109,169,749	108,566,274
Earnings per share attributable to the Company's stockholders:
Basic	$0.09	$0.18	$0.38	$0.33
Diluted	$0.09	$0.18	$0.38	$0.33

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

For the nine months ended September 30, 2019, the Company granted 521,157 stock options with a weighted average fair value of $6.02 per share and 256,382 shares of RSAs and RSUs with a weighted average fair value of $14.99 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 331,372 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense totaled $4 million and $12 million for the three and nine months ended September 30, respectively, in both 2019 and 2018.

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

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of September 30, 2019, the Company was contingently liable for approximately $12 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million in both periods, which is included in prepaid and other current assets in the consolidated balance sheets; and totaled a liability of less than $1 million in both periods, which is included in other current liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2019, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. For the three and nine months ended September 30, 2018, the Company recorded a gain of less than $1 million and a loss of $1 million, respectively, related to changes in fair value. All gains and losses are included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $13 million and $20 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Many leases include both lease and non-lease components which are primarily related to management services provided by lessors for the underlying assets.  The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all leases as well as the practical expedient that allows the Company to carry forward the historical lease classifications. For all new and modified leases entered into after the adoption of ASC 842, the Company reassesses the lease classification and lease term on the effective date of modification. Lease term includes renewal periods if the Company is reasonably certain to exercise any renewal options per the lease contract. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company subleases certain real estate to third parties; however, this activity is not material.

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of September 30, 2019, the weighted-average remaining lease terms were approximately 3 years for operating leases and 5 years for finance leases and the weighted-average discount rates were 6.0% for operating leases and 5.5% for finance leases.

Supplemental balance sheet information (in millions):

	Classification	September 30, 2019
Assets
Operating	Other assets	$60
Finance	Property, plant and equipment, net	14
Total ROU assets		$74
Liabilities
Current
Operating	Accrued liabilities	$22
Finance	Other current liabilities	6
Long-term
Operating	Long-term operating lease liabilities	36
Finance	Other long-term liabilities	10
Total lease liabilities		$74

Components of lease expense (in millions):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Warehousing, selling and administrative	$8	$24
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	1	3
Short-term lease cost	Warehousing, selling and administrative	2	5
Variable lease cost	Warehousing, selling and administrative	1	3

(1)	Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.
(2)	Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is less than $1 million.

Supplemental cash flow information (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24
Financing cash flows from finance leases (1)	3
ROU assets obtained in exchange for new lease liabilities
Operating	16
Finance	17

(1)	Interest payments from finance lease liabilities is less than $1 million.

Maturity of lease liabilities as of September 30, 2019 were as follows (in millions):

	Operating Lease	Finance Lease
2019	$5	$2
2020	24	6
2021	16	5
2022	10	3
2023	6	—
Thereafter	3	2
Total future lease payments	64	18
Less: interest	(6)	(2)
Present value of lease liabilities	$58	$16

14. Acquisitions

During the three months ended June 30, 2019, the Company completed two acquisitions for a net purchase price consideration of approximately $8 million cash. These acquisitions expanded NOW’s market in the United States. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $6 million and intangible assets of $2 million in the United States segment, which are subject to change. The full amount of goodwill recognized is expected to be deductible for income tax purposes. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately. Any such revisions are not expected to be significant. Acquisition-related costs were less than $1 million for the nine months ended September 30, 2019. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and Wilson Export brands. Through our network of approximately 255 locations and approximately 4,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, aerospace, automotive, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2019 and 2018 and the second quarter of 2019 include the following:

			%		%
			3Q19 v		3Q19 v
	3Q19*	3Q18*	3Q18	2Q19*	2Q19
Active Drilling Rigs:
U.S.	920	1,051	(12.5%)	989	(7.0%)
Canada	132	208	(36.5%)	83	59.0%
International	1,144	1,003	14.1%	1,109	3.2%
Worldwide	2,196	2,262	(2.9%)	2,181	0.7%

West Texas Intermediate Crude Prices (per barrel)	$56.37	$69.76	(19.2%)	$59.78	(5.7%)
Natural Gas Prices ($/MMBtu)	$2.38	$2.93	(18.8%)	$2.56	(7.0%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$577.09	$896.15	(35.6%)	$661.13	(12.7%)

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2019:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Effective June 2019, the Baker Hughes International Rig Count now includes the number of active drilling rigs in the country of Ukraine and the historical periods will not be updated; West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 0.7% (from 2,181 rigs to 2,196 rigs) and the U.S. declined 7.0% (from 989 rigs to 920 rigs) in the third quarter of 2019 compared to the second quarter of 2019. The average price per barrel of West Texas Intermediate Crude declined 5.7% (from $59.78 per barrel to $56.37 per barrel) and natural gas prices declined 7.0% (from $2.56 per MMBtu to $2.38 per MMBtu) in the third quarter of 2019 compared to the second quarter of 2019. The average price per short ton of Hot-Rolled Coil declined 12.7% (from $661.13 per short ton to $577.09 per short ton) in the third quarter of 2019 compared to the second quarter of 2019.

U.S. rig count at October 18, 2019 was 851 rigs, down 69 rigs compared to the third quarter of 2019 average of 920 rigs. The price for West Texas Intermediate Crude was $53.75 per barrel at October 18, 2019, down 4.6% from the third quarter average of 2019. The price for natural gas was $2.08 per MMBtu at October 18, 2019, down 12.6% from the third quarter average of 2019. The price for Hot-Rolled Coil was $517.00 per short ton at October 14, 2019, down 10.4% from the third quarter average of 2019.

Executive Summary

For the three and nine months ended September 30, 2019, the Company generated net income of $10 million and $42 million on $751 million and $2,312 million in revenue, respectively. Revenue decreased $71 million or 8.6%, and decreased $51 million or 2.2%, for the three and nine months ended September 30, 2019, respectively, when compared to the corresponding periods of 2018. For the three and nine months ended September 30, 2019, net income declined $10 million and increased $6 million, respectively, when compared to the corresponding periods of 2018.

For the three and nine months ended September 30, 2019, the Company generated an operating profit of $14 million or 1.9% of revenue, and $54 million or 2.3% of revenue, compared to $26 million or 3.2% of revenue, and $51 million or 2.2% of revenue, respectively, for the corresponding periods of 2018.

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

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
United States	$567	$630	$1,772	$1,792
Canada	83	93	243	270
International	101	99	297	301
Total revenue	$751	$822	$2,312	$2,363
Operating profit:
United States	$9	$21	$44	$40
Canada	4	5	7	10
International	1	—	3	1
Total operating profit	$14	$26	$54	$51
Operating profit % of revenue:
United States	1.6%	3.3%	2.5%	2.2%
Canada	4.8%	5.4%	2.9%	3.7%
International	1.0%	0.0%	1.0%	0.3%
Total operating profit %	1.9%	3.2%	2.3%	2.2%

United States

For the three and nine months ended September 30, 2019, revenue was $567 million and $1,772 million, a decline of $63 million or 10.0% and $20 million or 1.1%, respectively, when compared to the corresponding periods of 2018. The decreases in the periods were primarily driven by the decline in U.S. rig counts.

For the three and nine months ended September 30, 2019, the U.S. generated an operating profit of $9 million or 1.6% of revenue and $44 million or 2.5% of revenue, respectively, a decline of $12 million and an increase of $4 million, respectively, when compared to the corresponding periods of 2018. For the three months ended September 30, 2019, operating profit was down due to a decline in revenue discussed above, partially offset by reduced operating expenses. For the nine months ended September 30, 2019, operating profit increased primarily due to improved gross margins and a reduction in operating expenses.

Canada

For the three and nine months ended September 30, 2019, revenue was $83 million and $243 million, a decline of $10 million or 10.8% and $27 million or 10.0%, respectively, when compared to the corresponding periods of 2018. The decreases in the periods were primarily driven by a decline in Canadian rig count, coupled with unfavorable foreign exchange rate impacts.

For the three and nine months ended September 30, 2019, Canada generated an operating profit of $4 million or 4.8% of revenue and $7 million or 2.9% of revenue, respectively, a decline of $1 million and $3 million, respectively, when compared to the corresponding periods of 2018. For the three and nine months ended September 30, 2019, operating profit declined due to a decrease in volume discussed above, coupled with lower gross margins, partially offset by reduced operating expenses.

International

For the three and nine months ended September 30, 2019, revenue was $101 million and $297 million, an increase of $2 million or 2.0% and a decline of $4 million or 1.3%, respectively, when compared to the corresponding periods of 2018. For the three months ended September 30, 2019, the increase was driven by an increase in project activity, offset by an unfavorable foreign exchange rate impact. For the nine months ended September 30, 2019, the decrease was driven by an unfavorable foreign exchange rate impact. For the three and nine months ended September 30, 2019, our international segment revenue was unfavorably impacted by approximately $3 million and $11 million, respectively, due to changes in foreign currency exchange rates over the prior year.

For the three and nine months ended September 30, 2019, the international segment generated an operating profit of $1 million or 1.0% of revenue and $3 million or 1.0% of revenue, respectively, an increase of $1 million and an increase of $2 million, respectively, when compared to the corresponding periods of 2018. For the three months ended September 30, 2019, operating profit increased due to the increase in revenue discussed above, coupled with a decline in operating expenses. For the nine months ended September 30, 2019, operating profit improved due to reduced bad debt charges in the period, partially offset by increased inventory charges.

Cost of products

For the three and nine months ended September 30, 2019, cost of products was $601 million and $1,851 million, respectively, compared to $654 million and $1,890 million, respectively, for the corresponding periods in 2018. For the three and nine months ended September 30, 2019, the decreases were primarily due to lower revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative

For the three and nine months ended September 30, 2019, warehousing, selling and administrative expenses were $136 million and $407 million, respectively, compared to $142 million and $422 million, respectively, for the corresponding periods of 2018. For the three and nine months ended September 30, 2019, operating expenses declined due to reduced bad debt charges and improved operating efficiencies. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Other expense

For the three and nine months ended September 30, 2019, other expense was $2 million and $8 million, respectively, compared to $4 million and $11 million, respectively, for the corresponding periods of 2018. These charges were mainly attributable to interest and bank charges associated with the credit facility.

Income tax provision

The effective tax rates for the three and nine months ended September 30, 2019 were 15.2% and 8.3%, respectively, compared to 11.7% and 10.7%, respectively, for the same periods in 2018. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets.

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

The following table sets forth the reconciliation of EBITDA excluding other costs to its most comparable GAAP financial measure (in millions):

EBITDA excluding other costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income (1)	$10	$20	$42	$36
Interest, net	1	2	4	6
Income tax provision	2	2	4	4
Depreciation and amortization	10	9	30	31
Other costs (2)	1	—	2	1
EBITDA excluding other costs	$24	$33	$82	$78
EBITDA % excluding other costs (3)	3.2%	4.0%	3.5%	3.3%

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

(2)	Other costs includes the transaction costs associated with acquisition activity and severance expenses which are included in operating profit.
(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $113 million and $116 million, respectively. As of September 30, 2019, approximately $76 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. As of December 31, 2018, the Company was no longer indefinitely reinvested with regard to its pre-2018 earnings in Canada and the United Kingdom. Associated taxes have been previously provided and future repatriation of these earnings will not result in additional income tax expense or foreign withholding taxes due to the Company’s available tax attributes. During the first nine months of 2019, we repatriated $38 million from our Canadian operations. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested.  The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of September 30, 2019, the Company had no borrowings against its revolving credit facility and had approximately $507 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 98%, subject to certain limitations. The Credit Facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2019, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by or used in operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$150	$(2)
Net cash provided by (used in) investing activities	(17)	(3)
Net cash provided by (used in) financing activities	(136)	1

Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $150 million compared to $2 million used in the corresponding period of 2018. For the nine months ended September 30, 2019, net cash provided by operating activities was primarily driven by $42 million of net income, plus $75 million of reconciling adjustments that includes $30 million of depreciation and amortization and decreases of $45 million and $18 million in inventories and receivables, respectively, partially offset by a decrease of $26 million in accounts payable and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $17 million compared to $3 million for the corresponding period of 2018. For the nine months ended September 30, 2019, the Company used $8 million in cash to fund acquisitions during the period (net of cash acquired). Purchases of property, plant and equipment were $7 million in the period.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $136 million compared to net cash provided by financing activities of $1 million for the corresponding period of 2018. The activity in the period was primarily attributed to the Company making repayments in excess of borrowings against the revolving credit facility.

Other

For the nine months ended September 30, 2019, the effect of the change in exchange rates on cash and cash equivalents was nil compared to a decrease of $3 million for the corresponding period of 2018.

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

Foreign Currency Exchange Rate Risk

The Company has operations in foreign countries and transacts business globally in multiple currencies. Its net assets, revenue, costs and expenses, denominated in foreign currencies, expose the Company to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of the Company’s revenue for the nine months ended September 30, 2019 was outside the United States, foreign currency exchange rates can impact the Company’s financial position, results of operations and competitive position. The Company is a net receiver of foreign currencies and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2019, the most significant foreign currency exposure was to the Canadian dollar and the British pound with less significant foreign currency exposures to the Australian dollar, Kazakhstan tenge, Mexican peso and Norwegian kroner.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2019, the Company realized a net foreign currency translation gain totaling less than $1 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our earnings as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the first nine months of 2019 and 2018, the Company reported foreign currency transaction losses of $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2019, compared to the average for the same period in 2018, decreased by approximately 4% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar, the British pound, the Canadian dollar, Kazakhstan tenge, Mexican peso and Norwegian kroner decreased in relation to the U.S. dollar by approximately 8%, 6%, 3%, 12%, 1% and 8%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2019 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximately $1 million change in net income for the same period.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we mitigate this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while limiting the risk of overstocking.

Interest Rates

We are subject to interest rate risk with our revolving credit facility. The Credit Facility requires us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the facility would result in a less than $1 million change in our quarterly cash interest expense based on the long-term debt balance at September 30, 2019.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.4	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Form of Employment Agreement for Executive Officers (1)

10.6	NOW Inc. 2014 Incentive Compensation Plan (2)

10.7	Form of Restricted Stock Award Agreement (6 year cliff vest) (3)

10.8	Form of Nonqualified Stock Option Agreement (4)

10.9	Form of Restricted Stock Award Agreement (3 year cliff vest) (4)

10.10	Form of Performance Award Agreement (4)

10.11	Form of Amendment to Employment Agreement for Executive Officers (5)

10.12	Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (6)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 1, 2018

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

Date: November 6, 2019

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer