Form 10-K
period 2019-12-31
NOW Inc.
filed 2020-02-19
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2019

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

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 was $1.6 billion. As of February 12, 2020, there were 109,207,678 shares of the Company’s common stock (excluding 907,528 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2020 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 245 locations and approximately 4,400 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, municipal water and wastewater and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 15 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

United States

We have approximately 165 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process equipment, fluid transfer products, measurement and controls, spoolable pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage their supply chain. We also provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas and industrial manufacturing.

Canada

We have a network of approximately 50 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production, mining and drilling business, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory and product and installation expertise to serve our customers.

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 30 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Distribution Industry Overview

The distribution industry is highly fragmented, comprised of large companies with global reach and numerous small, local and regional competitors. Distribution companies act both as supply stores and supply chain management providers for their customers. Distributors deliver value to their customers by serving as a supply chain partner by managing vendor networks and aggregating, carrying and distributing a wide range of product inventory from numerous vendors in locations close to the end user. As a distributor of energy and industrial markets, we offer a wide array of products and supply chain services.

We offer our products, services and supply chain solutions across the entire energy value chain, from onshore and offshore drilling of oil and gas, to the exploration and production of oil and gas, the separation, transfer, and disposal of produced water, to the midstream gathering, processing and transmission of oil, gas, water, NGLs, LNG, and refined petroleum products, to the downstream refining of oil, and the manufacturing of petrochemicals and specialty chemicals.   In addition, we provide our products, services and supply chain solutions to other end markets including mining and minerals, municipal water and wastewater and industrial manufacturing.

We provide drilling products, MRO consumables, safety and original equipment manufacturer (OEM) equipment for land drilling rigs, workover rigs and initial offshore drilling rig load outs. Once rigs are contracted, commissioned and deployed, we seek to replace material and inventory consumed during drilling operations. We couple the sale of products with supply chain services in the form of inventory planning, inventory management and warehouse management. We provide a full suite of process and production equipment, pumps and compressor packages, artificial lift, steel, fiberglass and composite pipe, valves and fittings (PVF), instrumentation and measurement, and safety and personal protective equipment (PPE) in the exploration, production, separation, storage and gathering of oil and gas, as well as the separation, removal, storage and transfer of produced water.

To minimize air emissions, we provide vapor recovery systems to capture and transfer gas and volatile organic compounds during the separation and storage of oil, gas and water from operating reservoirs. For produced water, we provide fluid movement products that help our customers environmentally dispose of water. For oil streams, we provide products that measure the quality and quantity of oil and gas through the separation process and prior to distribution to the midstream sector. We offer a variety of fluid movement solutions ranging from standard to engineered pump packages and a wide variety of ASME fabricated process and production equipment to remove water and contaminants prior to the midstream transfer of oil, natural gas liquids (NGLs) and other refined products within the midstream sector. For gas processing and gas conditioning, we offer a full suite of PVF and ASME coded fabricated process equipment to efficiently and economically process and condition gas for transfer to end markets. Many of the terminals and tank farms used in the midstream space to facilitate the storage and distribution of oil, gas, NGLs, LNG, and other hydrocarbon-based fluids utilize our products. We provide PVF, pumps, safety, PPE, supply chain and safety services to the refining, petrochemical, chemical and industrial industries. Our products are consumed from industrial customer’s daily MRO expenditures, customer capital projects in the form of existing plant expansions, new plant facilities, as well as planned and unplanned maintenance of processing units.

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

Energy

Energy branches are brick and mortar supply store operations that provide products to multiple upstream, midstream and downstream customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch warehouses based on local market needs and are delivered or available for pick-up as needed. The branches serve a geographical radius and provide delivery of products and solutions.

This distribution channel includes sales and operations professionals trained in the products, applications and customer service required to support customers as they drill, explore, produce, transport and refine oil and gas and other products. Products include line pipe, valves, actuated valves, fabrication, valve actuation, fittings and flanges, pumps, OEM equipment, electrical products, mill supplies, tools, safety supplies, personal protective equipment, applied products and applications, such as artificial lift systems, coatings and miscellaneous expendable items.

Supply Chain

Supply Chain locations serve the upstream, midstream and downstream energy, industrial and manufacturing end markets through a network of facilities staffed by skilled personnel. The primary product offering includes various grades of pipe, valves, fittings, mill supplies, machine and cutting tools, power and hand tools and safety supplies. Additionally, locations offer safety equipment, including repair and maintenance, and also provide planning, sourcing and expediting of orders throughout the lifecycle of large capital projects.

Supply Chain customers can also outsource supply chain functions to the Company, where we provide a significant vendor network that enables the customer to benefit from on-site management of their procurement, warehouses, inventory, materials, projects and logistics. We partner with customers to evaluate their current operations and make informed recommendations regarding inventory levels and mix. Supply Chain solutions can be customized to a customer’s requirements and guided by a strategic framework to reduce direct material expenditures and direct supply chain costs, improve maintenance productivity, reduce inventory-related working capital, streamline time to revenue and manage the risk of material availability affecting business continuity.

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps and fluid movement solutions, liquid and gas measurement systems, fabrication and valve actuation. Process Solutions distributes OEM equipment including pumps, generator sets, air and gas compressors, dryers, blowers and valves. After-market services include rental, machining and repair service from a team of field mechanics located throughout the central U.S. The team also fabricates customer lease automatic custody transfer (LACT) units, vapor recovery units, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas tank battery solutions that positively impact our operator customers by enabling them to expedite revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for battery construction.

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

Employees

At December 31, 2019, we had approximately 4,400 employees, of which approximately 200 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market-competitive benefits for employees and opportunities for growth and advancement. We believe our relationship with our employees is good.

Sustainability

We can assist in reducing emissions of greenhouse gases in our operations by creating a more efficient supply chain.  An efficient supply chain can help reduce the carbon footprint of deliveries to our distribution centers and branches and, ultimately to our customers.  Use of our large centralized and regional distribution centers allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage.

As a distributor, we perform minimal manufacturing operations.  We do not utilize large amounts of water.  Our energy inputs are primarily electricity for lighting, heating and office and warehouse equipment, natural gas for heating and gasoline for company sales and delivery vehicles.  We strive to make our operations more efficient, and in turn try to work to reduce use of these resources and resulting emissions.  We have recycling programs to try and reduce waste from used cardboard, office paper and other recyclables.  However, recycling programs are sometimes limited by the unavailability of users, haulers or purchasers for recyclable materials at reasonable costs.

We are a distributor of products that contain and control the movement of gases and fluids in an efficient and sustainable manner.  The products we sell are designed by the manufacturers of those products to prevent and minimize accidental leaks of hydrocarbons.  Additionally, we offer product lines that further aid in the mitigation of environmental impact.  Examples of such products include:  domestically produced goods; low emission rated valves; steel piping products produced from recycled scrap; and pipe produced using wind power, recycled water, and wood pellet inputs.

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

You should carefully consider each of the following risks in addition to all other information contained or incorporated herein. Some of these risks relate principally to the Spin-Off, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. Our business, prospects, financial condition, results of operations or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risk and the consolidated financial statements and related notes included in this Form 10-K.

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

•	the level of production from known reserves;
•	the cost of exploring for and producing oil and gas;
•	limits on access to capital and investor demands for capital discipline;
•	the level of drilling activity and drilling rig day rates;
•	worldwide economic activity;
•	national government political requirements;
•	the development of alternate energy sources; and
•	environmental regulations.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery over capacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, battery power, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•	the ability of OPEC and non-OPEC countries, such as Russia, to set and maintain production levels and prices for oil;
•	the level of production by non-OPEC countries;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	public health crises, such as the coronavirus outbreak at the beginning of 2020
•	environmental regulation;
•	import duties and tariffs;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count decreased from 1,075 rigs on January 4, 2019 to 805 rigs on December 27, 2019. U.S. rig count averaged 944 rigs in 2019. U.S. rig count at January 31, 2020 was 790 rigs. The price for WTI crude was $61.17 per barrel at January 2, 2020. The price for WTI crude was $46.31 per barrel on January 2, 2019 and $60.37 per barrel on January 2, 2018. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tariffs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.

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

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of pipe and on other imports of certain steel products that we sell. If these tariffs and duties are lifted or reduced, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or there would be increased supplies of these products which would drive down prices and affect our margins on our domestic or other alternate products that compete with the new imports that have tariffs or duties removed. If prices of these products were to decrease significantly, we might not be able to profitably sell these products we have in our inventory and the value would decline.  In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries under the Section 232 rule. The tariff did result in an increase in our cost of sales, and if removed could trigger a decrease in our cost of sales and inventory value. The U.S. has also imposed tariffs on China under section 301 that has affected the cost of certain products. These tariffs are subject to change as trade negotiations continue. If these tariffs were removed, it could drive down the costs of certain products and affect our inventory value which could affect our margin negatively. There can be no assurance that we will be able to pass any of the increases in raw material costs directly resulting from the tariffs to our customers.

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

As of December 31, 2019, we had $245 million of goodwill and $90 million in intangibles, net recorded on our balance sheet. Under generally accepted accounting principles in the U.S. (“GAAP”), goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Certain of our borrowings based on the London Interbank Offered Rate (“LIBOR”) may be adversely impacted by the scheduled phase out of LIBOR.

The Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. Similarly, it is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.

Borrowings under our revolving credit facility bear an interest rate at the Company’s option, which includes LIBOR. There may be alternatives to this benchmark, but there are no assurances they will be available to the Company. The usage of interest rates other than LIBOR could result in increased borrowing costs to the Company.

Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw. The United Kingdom left the European Union on January 31, 2020. This began a transition period that ends December 31, 2020, during which the United Kingdom and the European Union will negotiate their future relationship. We have operations in both the United Kingdom and the European Union. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships, product and labor availability, currency fluctuations, and financial performance. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Laws to replace or replicate. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

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

As of December 31, 2019, our three reporting segments, the United States, Canada and International, had approximately 165, 50 and 30 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore and United Arab Emirates. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 10 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); all other owned facilities are not subject to any mortgages.

ITEM 3.	LEGAL PROCEEDINGS

We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”.

Our board of directors has not declared any dividends during 2017, 2018 or 2019 and currently has no intention to declare dividends.

As of January 31, 2020, there were 1,893 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2019:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31	—	$—	—	$—
November 1 - 30	151,215	11.40	—	—
December 1 - 31	2,306	11.48	—	—
	153,521	$11.40	—	$—
(a)

During the three months ended December 31, 2019, 153,521 shares of the Company’s common stock were withheld and retired from the vesting of shares to employees in connection with the settlement of tax withholding obligations arising from vesting in restricted stock grants.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on NOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index, the PHLX Oil Service Sector index and a customized peer group of five companies that includes: DXP Enterprises Inc., Fastenal Co, MRC Global Inc., W.W. Grainger Inc. and Wesco International Inc. As of the year ended December 31, 2019, the Company elected to replace its customized peer group with the PHLX Oil Service Sector index to better reflect the requirements of the business and market environment. After 2019, the customized peer group will no longer be shown. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on 12/31/2014 and its relative performance is tracked through 12/31/2019.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
NOW Inc.	$100	$61	$80	$43	$45	$44
S&P Midcap 400	$100	$98	$118	$137	$122	$154
PHLX Oil Service Sector	$100	$77	$91	$75	$41	$41
Peer Group	$100	$81	$99	$108	$112	$148

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

Selected Financial Data

The following selected financial data reflect the consolidated operations of NOW Inc. We derived the selected consolidated income statement data and the selected consolidated balance sheet data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, from the audited consolidated financial statements of NOW Inc. This data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method allowed under ASU 2018-11. Prior year amounts reflected in the table below have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.

	As of and For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Operating data:
Revenue	$2,951	$3,127	$2,648	$2,107	$3,010
Impairment charges	$128	$—	$—	$—	$393
Operating profit (loss)	$(83)	$73	$(41)	$(222)	$(510)
Net income (loss)	$(97)	$52	$(52)	$(234)	$(502)
Earnings (loss) per share amounts:
Basic	$(0.89)	$0.47	$(0.48)	$(2.18)	$(4.68)
Diluted	$(0.89)	$0.47	$(0.48)	$(2.18)	$(4.68)
Balance sheet data:
Working capital	$671	$778	$735	$612	$985
Total assets	$1,591	$1,795	$1,749	$1,603	$1,832
Long-term debt	$—	$132	$162	$65	$108
Long-term operating lease liabilities	$34	$—	$—	$—	$—
Total stockholders' equity	$1,144	$1,214	$1,185	$1,183	$1,403
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 245 locations and approximately 4,400 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and industrial manufacturing operations. The industrial distribution end markets include manufacturing, refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2019 v		2019 v
	2019*	2018*	2018	2017*	2017
Active Drilling Rigs:
U.S.	944	1,032	(8.5%)	875	7.9%
Canada	135	191	(29.3%)	207	(34.8%)
International	1,098	988	11.1%	948	15.8%
Worldwide	2,177	2,211	(1.5%)	2,030	7.2%
West Texas Intermediate Crude Prices (per barrel)	$56.98	$64.94	(12.3%)	$50.88	12.0%
Natural Gas Prices ($/MMBtu)	$2.57	$3.17	(18.9%)	$2.99	(14.0%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$620.53	$827.25	(25.0%)	$620.10	0.1%

*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2019:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Effective June 2019, the Baker Hughes International Rig Count now includes the number of active drilling rigs in the country of Ukraine and the historical periods will not be updated; West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com).

The worldwide average rig count declined 1.5% (from 2,211 to 2,177) and the U.S. declined 8.5% (from 1,032 to 944) in 2019 compared to 2018. The average price of WTI crude declined 12.3% (from $64.94 per barrel to $56.98 per barrel) and natural gas prices declined 18.9% (from $3.17 per MMBtu to $2.57 per MMBtu) in 2019 compared to 2018. The average price of Hot-Rolled Coil declined 25.0% (from $827.25 per short ton to $620.53 per short ton) in 2019 compared to 2018.

U.S. rig count at January 31, 2020 was 790 rigs, down 16.3% compared to the 2019 average of 944 rigs. The price for WTI crude was $53.09 per barrel at January 27, 2020, down 6.8% from the 2019 average. The price for natural gas was $1.91 per MMBtu at January 24, 2020, down 25.7% from the 2019 average. The price for Hot-Rolled Coil was $598.00 per short ton at January 27, 2020, down 3.6% from the 2019 average.

Executive Summary

For the year ended December 31, 2019, the Company generated a net loss of $97 million, or $(0.89) per fully diluted share on $2,951 million in revenue. Net income declined for the year ended December 31, 2019 by $149 million when compared to the corresponding period of 2018. Revenue decreased for the year ended December 31, 2019 by $176 million, or 5.6%, when compared to the corresponding period of 2018. For the year ended December 31, 2019, operating loss was $83 million, or negative 2.8% of revenue, compared to operating profit of $73 million or 2.3% of revenue for the corresponding period of 2018.

For the fourth quarter ended December 31, 2019, the Company generated a net loss of $139 million, or $(1.27) per fully diluted share on $639 million in revenue. Net income declined for the fourth quarter ended December 31, 2019 by $155 million when compared to the corresponding period of 2018. Revenue decreased for the fourth quarter ended December 31, 2019 by $125 million, or 16.4%, when compared to the corresponding period of 2018. For the fourth quarter ended December 31, 2019, operating loss was $137 million or negative 21.4% of revenue, compared to operating profit of $22 million or 2.9% of revenue for the corresponding period of 2018.

Outlook

Our outlook for the Company remains tied to global oil and gas drilling and completions activity and oil and gas spending, particularly in North America. Oil prices and U.S. oil storage levels are the primary catalysts determining U.S. rig activity. Although we are seeing production per rig efficiencies achieved, takeaway capacity and midstream infrastructure constraints partially offset those efforts and continue to impact the market.

Looking into 2020, we expect lower levels of activity in North America as drilling and completion activity declines. Recent oil price volatility has created uncertainty around global exploration and production activity, with many customers continually reassessing their budgets as market dynamics warrant.

Our approach continues to be to advance our strategic goals and manage the Company based on market conditions. We will continue to optimize our operations, scaling to the market activity as appropriate. We believe that our management history, paired with our resources and low capital expenditure requirements, enable us to maximize new opportunities.

Results of Operations

Consolidated Results

Years Ended December 31, 2019 and December 31, 2018

A summary of the Company’s revenue and operating profit (loss) by segment in 2019 and 2018 follows (in millions):

	Year Ended December 31,		Variance
	2019	2018	$
Revenue:
United States	$2,240	$2,371	$(131)
Canada	319	358	(39)
International	392	398	(6)
Total revenue	$2,951	$3,127	$(176)

Operating profit (loss):
United States	$(6)	$57	$(63)
Canada	(19)	14	(33)
International	(58)	2	(60)
Total operating profit (loss)	$(83)	$73	$(156)

Operating profit (loss) % of revenue:
United States	(0.3%)	2.4%
Canada	(6.0%)	3.9%
International	(14.8%)	0.5%
Total operating profit (loss) %	(2.8%)	2.3%

United States

Revenue was $2,240 million for the year ended December 31, 2019, a decline of $131 million or 5.5% compared to the year ended December 31, 2018. The decrease in the period was primarily driven by the decline in U.S. drilling and completions activity.

Operating loss was $6 million for the year ended December 31, 2019, a decline of $63 million compared to operating profit of $57 million for the year ended December 31, 2018. Operating loss percentage of revenue was negative 0.3% for the year ended December 31, 2019, compared to operating profit percentage of revenue of 2.4% for the year ended December 31, 2018. The decline in U.S. operating profit in 2019 was primarily driven by impairment charges of $34 million and $9 million, related to abandonment of certain acquired trade names and assets held-for-sale, respectively, coupled with the decline in revenue discussed above, partially offset by a reduction in operating expenses.

Canada

Revenue was $319 million for the year ended December 31, 2019, a decline of $39 million or 10.9% compared to the year ended December 31, 2018. The decrease in the period was primarily driven by a decline in Canadian rig count, coupled with unfavorable foreign exchange rate impacts.

Our Canadian revenue remained at approximately 11% of total revenue in 2019, consistent with 2018. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. In 2019, our revenue from Canada was unfavorably impacted by $8 million due to changes in foreign currency exchange rates over the prior year.

Operating loss was $19 million for the year ended December 31, 2019, a decline of $33 million compared to operating profit of $14 million for the year ended December 31, 2018. Operating loss percentage of revenue was negative 6.0% in 2019 compared to operating profit percentage of revenue of 3.9% in 2018. Operating profit declined in 2019 primarily due to a $27 million goodwill impairment charge in the fourth quarter of the year, coupled with the decline in revenue discussed above, partially offset by a reduction in operating expenses.

International

Revenue was $392 million for the year ended December 31, 2019, a decline of $6 million or 1.5% compared to the year ended December 31, 2018. The decrease was driven by an unfavorable foreign exchange rate impact.

Our international revenue remained at approximately 13% of total revenue in 2019, consistent with 2018. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $12 million due to changes in foreign currency exchange rates over the prior year.

Operating loss was $58 million for the year ended December 31, 2019, a decline of $60 million compared to operating profit of $2 million for the year ended December 31, 2018. Operating loss percentage of revenue was negative 14.8% for the year ended December 31, 2019, compared to operating profit percentage of revenue of 0.5% for the year ended December 31, 2018. The decline in International operating profit in 2019 was primarily driven by impairment charges of $54 million and $4 million, related to goodwill and abandonment of certain acquired trade names, respectively, in the fourth quarter of the year.

Cost of products

Cost of products was $2,365 million for the year ended December 31, 2019 compared to $2,497 million for the year ended December 31, 2018, a decrease of $132 million. The decrease was primarily due to lower revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $541 million for the year ended December 31, 2019 compared to $557 million for the year ended December 31, 2018. The decrease of $16 million was primarily due to reduced bad debt charges and improved operating efficiencies. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment charges

Impairment charges were $128 million for the year ended December 31, 2019 compared to nil for the year ended December 31, 2018. The Company recognized $81 million of goodwill impairment, $38 million related to abandonment of certain acquired trade names and $9 million related to the impairment of assets held-for-sale.

Other expense

Other expense was $10 million for the year ended December 31, 2019 compared to $15 million for the year ended December 31, 2018. These charges were mainly attributable to interest and bank charges associated with utilizing the credit facility and foreign currency exchange rate fluctuations.

Provision for income taxes

The effective tax rate for the years ended December 31, 2019 and December 31, 2018 was (4.4)% and 10.7%, respectively.  The effective tax rate is affected by recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. In addition, the effective tax rate for both years was impacted by changes in the valuation allowance in the U.S., Canada and other foreign jurisdictions. For the year ended December 31, 2019, the effective tax rate was impacted by nondeductible goodwill impairment and recognition of deferred taxes related to outside basis differences in subsidiaries classified as held-for-sale. For the year ended December 31, 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”).

Consolidated Results

Years Ended December 31, 2018 and December 31, 2017

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2018 compared to year end December 31, 2017 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 14, 2019.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2019	2018	2017
GAAP net income (loss) (1)	$(97)	$52	$(52)
Interest, net	4	8	6
Income tax provision (benefit)	4	6	—
Depreciation and amortization	41	41	50
Other costs (2)	135	2	3
EBITDA excluding other costs	$87	$109	$7
EBITDA % excluding other costs (3)	2.9%	3.5%	0.3%

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

(2)

Other costs for 2019 included $128 million of impairment charges and $7 million in severance expenses and transaction costs, approximately half of which are related to the CEO departure, which are included in operating loss.

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

At December 31, 2019 and 2018, we had cash and cash equivalents of $183 million and $116 million, respectively. As of December 31, 2019, $85 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s pre-2018 earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of December 31, 2019, we had no borrowings against our revolving credit facility, and had $413 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 98%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2019, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, may prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$224	$73	$(115)
Net cash provided by (used in) investing activities	(22)	(9)	8
Net cash provided by (used in) financing activities	(138)	(37)	94

Fiscal year 2019 compared to fiscal year 2018

Net cash flows provided by operating activities in 2019 were $224 million, up from $73 million in 2018. Net loss was $97 million in 2019 compared to net income of $52 million in 2018. Adjustments to reconcile net income (loss) to net cash provided by operating activities was $223 million in 2019 compared to $67 million in 2018. The increase in reconciling adjustments was driven by $128 million in impairment charges in 2019 that did not occur in 2018. Net changes in operating assets and liabilities, net of acquisitions, generated cash of $98 million in 2019, driven by reductions in receivables and inventories of $98 million and $109 million, respectively, offset by a decline in accounts payable and accrued liabilities of $110 million, compared to a use of cash of $46 million in 2018.

Net cash used in investing activities in 2019 was $22 million compared to $9 million in 2018. The increase in cash used in 2019 versus 2018 was primarily driven by $8 million in business acquisitions and a $1 million increase in purchases of property, plant and equipment compared to 2018.

Net cash used in financing activities for 2019 was $138 million compared to $37 million in 2018, driven by net repayments under the revolving credit facility.

Effect of the change in exchange rates

The effect of the change in exchange rates on cash flows was an increase of $3 million and a decrease of $9 million for the years ended December 31, 2019 and 2018, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2020 to be approximately $10 million, primarily related to purchases of property, plant and equipment.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as standby letters of credit and performance bonds and guarantees that are not reflected in our consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2019 (in millions):

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Operating leases	$60	$24	$27	$8	$1
Financing leases	19	7	9	1	2
Total contractual obligations	$79	$31	$36	$9	$3

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill, purchase price allocation of acquisitions, vendor consideration, stock-based compensation and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements and changes in estimates can be material. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. At December 31, 2019 and 2018, allowance for doubtful accounts totaled $16 million and $27 million, or 4.1% and 5.3% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2019 and 2018, inventory reserves totaled $26 million and $28 million, or 5.3% and 4.4% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

The Company has $245 million of goodwill as of December 31, 2019. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. The Company conducts goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is recorded based on that difference up to the total amount of goodwill for that reporting unit.

For purposes of testing goodwill, the Company has five reporting units; U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections and market valuation multiples, where applicable. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the discount rate. The starting point for the reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also consider long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates, which utilize level 3 measures, about the extent and timing of future cash flows, growth rates and discount rates that represent unobservable inputs into valuation methodologies.  In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined the fair values of the Canada and International reporting units were below their carrying values. As a result, the Company recognized $54 million and $27 million of goodwill impairment for the International and Canada reporting units, respectively, which was included in impairment charges in the consolidated statements of operations. The impairment charges were primarily the result of actual declines in customer and rig activity and downward revisions to forecasted rig and customer spend activity occurring in the fourth quarter of 2019, which we incorporated into our outlook and forecasted results of operations. The impact of the prolonged activity curtailment in Canada and other market condition deteriorations have reduced our near-term outlook and timing of an expected recovery. Further continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values. No tax benefit was reported on the Company’s goodwill impairment for the year-ended December 31, 2019, as the goodwill impairment was either nondeductible for tax purposes or was subject to a valuation allowance. A hypothetical 100 basis point increase in the discount rate would increase the impairment charges of the International and Canada reporting units by approximately $15 million and $17 million, respectively. A hypothetical 100 basis point decrease in the discount rate would decrease the impairment charges in the International and Canada reporting units by approximately $20 million and $23 million, respectively. The U.S. Process Solutions reporting unit passed with no impairment indicators and the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was more than 15%.

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company recognizes deferred tax assets to the extent that the Company believes these assets are more-likely-than-not to be realized. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The Company remains in a three-year cumulative loss position at the end of 2019. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2019. The change during the year in the valuation allowance was $5 million in the U.S., $1 million in Canada, and $3 million in other foreign jurisdictions.

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

As of December 31, 2019, the amount of undistributed earnings of foreign subsidiaries was approximately $81 million. With the exception of the Company’s pre-2018 earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The Company will adopt ASC Topic 326 on January 1, 2020. The predominant account subject to the scope of this standard is trade receivables, which are recorded and carried at the original invoice amount less an allowance for doubtful accounts (“AFDA”). Upon adoption, the Company will begin recognizing AFDA based on the estimated lifetime expected credit loss related to trade receivables; based on its current assessment, which is subject to change, the Company estimates an increase of less than $10 million to its AFDA and the opening accumulated deficit in the consolidated balance sheets. The Company does not expect the adoption of this standard to have material impact in its consolidated statements of operations and cash flows.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in its balance sheets. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method allowed under ASU 2018-11. The Company has utilized the package of practical expedients permitted under the transition guidance within ASC 842 which, among other things, allows an entity to carry forward its historical lease classifications. The adoption of ASC 842 resulted in the recognition of $66 million of ROU assets, net of $1 million deferred rent, and $67 million of lease liabilities related to leases that were previously not required to be presented in the consolidated balance sheets. See Note 11 “Leases” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 13 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our 2019 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2019, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposures to the Australian dollar and Mexican peso.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). During 2019, we experienced a net foreign currency translation gain totaling $15 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other expense. For the years ended December 31, 2019, 2018 and 2017, we reported net foreign currency transaction losses of $1 million, $2 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2019 compared to the average for 2018 for the aggregate of our foreign operations compared to the U.S. dollar decreased by approximately 3%. The average foreign exchange rate for 2019 compared to the average for 2018 of the Australian dollar, British pound, Canadian dollar and Mexican peso compared to the U.S. dollar decreased by approximately 7%, 4%, 2% and less than 1%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2019 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million change in net income for 2019.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2019, with the participation of management, our Interim Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our Interim Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2019.

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

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2019. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Interim Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 is included in this annual report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2019, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	5,702,978		$20.11	6,399,486
Equity compensation plans not approved by security holders	−	$	−	−
Total	5,702,978		$20.11	6,399,486

(1)

Includes 212,794 shares of issuable performance-based awards if specific targets are met, and 364,226 shares of Restricted Stock Units and Phantom Shares (collectively, “RSUs”) which have no exercise price.  Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.

(2)	Includes 6,399,486 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (1)

3.2	NOW Inc. Amended and Restated Bylaws (1)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated as of May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.4	Master Services Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated as of May 29, 2014 (1)

10.5	Form of Employment Agreement for Executive Officers (1)

10.6	NOW Inc. 2014 Incentive Compensation Plan (2)

10.7	Form of Restricted Stock Award Agreement (6 year cliff vest) (3)

10.8	Form of Nonqualified Stock Option Agreement (4)

10.9	Form of Restricted Stock Award Agreement (3 year cliff vest) (4)

10.10	Form of Performance Award Agreement (4)

10.11	Form of Amendment to Employment Agreement for Executive Officers (5)

10.12

Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders that are parties thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (6)

10.13	Employment Agreement between NOW Inc. and Interim Chief Executive Officer Richard Alario (7)

10.14	Phantom Share Agreement between NOW Inc. and Interim Chief Executive Officer Richard Alario (7)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No. 1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Current Report on Form 8-K, filed on November 19, 2014
(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 1, 2018
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2019
(8)	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

NOW Inc.

Date: February 19, 2020

By:	/s/ Richard J. Alario
Richard J. Alario
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Richard J. Alario and David A. Cherechinsky, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard J. Alario	Interim Chief Executive Officer and Director	February 19, 2020
Richard J. Alario

/s/ David A. Cherechinsky	Senior Vice President and Chief Financial Officer	February 19, 2020
David A. Cherechinsky

/s/ Mark B. Johnson	Vice President, Corporate Controller and Chief Accounting Officer	February 19, 2020
Mark B. Johnson

/s/ J. Wayne Richards	Chairman of the Board	February 19, 2020
J. Wayne Richards

/s/ Terry Bonno	Director	February 19, 2020
Terry Bonno

/s/ Galen Cobb	Director	February 19, 2020
Galen Cobb

/s/ Paul Coppinger	Director	February 19, 2020
Paul Coppinger

/s/ James Crandell	Director	February 19, 2020
James Crandell

/s/ Rodney Eads	Director	February 19, 2020
Rodney Eads

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill (International and Canada Reporting Units)
Description of the Matter

At December 31, 2019, the Company's goodwill was $245 million. As discussed in Note 2 and 7 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level or more frequently if indicators of impairment exist. The Company evaluates the recoverability of goodwill by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using a combination of the market approach based on the guideline public company method and a discounted cash flow analysis based upon projected financial information. During 2019, the Company recorded goodwill impairment charges of $54 million to the International reporting unit and $27 million to the Canada reporting unit.

Auditing management's annual goodwill impairment tests for the International and Canada reporting units involved especially challenging judgment due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of the International and Canada reporting units were sensitive to assumptions such as changes in projected cash flows and the discount rate, which are affected by expectations about future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows, management’s review of the discount rate and the selection of market multiples used.

To test the estimated fair value of the Company’s International and Canada reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and available industry data including forecasted rig count information. We involved our valuation specialists in reviewing the valuation methodology, evaluating the discount rate and assessing the market multiples by comparison to the selected publicly traded companies. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the International and Canada reporting units that would result from changes in the assumptions.

In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on Internal Control over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 19, 2020

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$183	$116
Receivables, net	370	482
Inventories, net	465	602
Assets held-for-sale	34	—
Prepaid and other current assets	15	19
Total current assets	1,067	1,219
Property, plant and equipment, net	120	106
Deferred income taxes	2	2
Goodwill	245	314
Intangibles, net	90	144
Other assets	67	10
Total assets	$1,591	$1,795
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255	$329
Accrued liabilities	127	110
Liabilities held-for-sale	6	—
Other current liabilities	8	2
Total current liabilities	396	441
Long-term debt	—	132
Long-term operating lease liabilities	34	—
Deferred income taxes	4	6
Other long-term liabilities	13	2
Total liabilities	447	581
Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 109,207,678 and 108,426,962 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	2,046	2,034
Accumulated deficit	(775)	(678)
Accumulated other comprehensive loss	(128)	(143)
Total stockholders' equity	1,144	1,214
Total liabilities and stockholders' equity	$1,591	$1,795

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$2,951	$3,127	$2,648
Operating expenses:
Cost of products	2,365	2,497	2,147
Warehousing, selling and administrative	541	557	542
Impairment charges	128	—	—
Operating profit (loss)	(83)	73	(41)
Other expense	(10)	(15)	(11)
Income (loss) before income taxes	(93)	58	(52)
Income tax provision (benefit)	4	6	—
Net income (loss)	$(97)	$52	$(52)
Earnings (loss) per share:
Basic earnings (loss) per common share	$(0.89)	$0.47	$(0.48)
Diluted earnings (loss) per common share	$(0.89)	$0.47	$(0.48)
Weighted-average common shares outstanding, basic	109	108	108
Weighted-average common shares outstanding, diluted	109	109	108

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(97)	$52	$(52)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(38)	37
Comprehensive income (loss)	$(82)	$14	$(15)

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(97)	$52	$(52)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41	41	50
Deferred income taxes	(2)	(1)	(1)
Stock-based compensation	13	16	20
Provision for inventory	13	8	11
Impairment charges	128	—	—
Other, net	30	3	(8)
Change in operating assets and liabilities, net of acquisitions:
Receivables	98	(69)	(64)
Inventories	109	(30)	(110)
Accounts payable and accrued liabilities	(110)	54	43
Other, net	1	(1)	(4)
Net cash provided by (used in) operating activities	224	73	(115)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12)	(11)	(4)
Business acquisitions, net of cash acquired	(8)	—	(4)
Other, net	(2)	2	16
Net cash provided by (used in) investing activities	(22)	(9)	8
Cash flows from financing activities:
Borrowings under the revolving credit facility	268	503	359
Repayments under the revolving credit facility	(400)	(533)	(262)
Other, net	(6)	(7)	(3)
Net cash provided by (used in) financing activities	(138)	(37)	94
Effect of exchange rates on cash and cash equivalents	3	(9)	5
Net change in cash and cash equivalents	67	18	(8)
Cash and cash equivalents, beginning of period	116	98	106
Cash and cash equivalents, end of period	$183	$116	$98
Supplemental disclosures of cash flow information:
Income taxes paid, net	$7	$6	$2
Interest paid	$5	$9	$6
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$3	$—	$—

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional	Accum. Retained	Accum. Other	Total
	Shares	Par	Paid-In	Earnings	Comprehensive	Stockholders’
	Outstanding	Value	Capital	(Deficit)	Income (Loss)	Equity
January 1, 2017	107	$1	$2,002	$(678)	$(142)	$1,183
Net loss	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	20	—	—	20
Exercise of stock options	—	—	1	—	—	1
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	37	37
December 31, 2017	108	$1	$2,019	$(730)	$(105)	$1,185
Net income	—	—	—	52	—	52
Stock-based compensation	—	—	16	—	—	16
Exercise of stock options	—	—	1	—	—	1
Shares withheld for taxes	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	(38)	(38)
December 31, 2018	108	$1	$2,034	$(678)	$(143)	$1,214
Net loss	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	13	—	—	13
Exercise of stock options	—	—	2	—	—	2
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	15	15
December 31, 2019	109	$1	$2,046	$(775)	$(128)	$1,144

See notes to consolidated financial statements.

NOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and DNOW brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators, downstream energy and industrial manufacturing companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The Company will adopt ASC Topic 326 on January 1, 2020. The predominant account subject to the scope of this standard is trade receivables, which are recorded and carried at the original invoice amount less an allowance for doubtful accounts (“AFDA”). Upon adoption, the Company will begin recognizing AFDA based on the estimated lifetime expected credit loss related to trade receivables; based on its current assessment, which is subject to change, the Company estimates an increase of less than $10 million to its AFDA and the opening accumulated deficit in the consolidated balance sheets. The Company does not expect the adoption of this standard to have material impact in its consolidated statement of operations and cash flows.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in its balance sheets. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provided entities with an additional (and optional) transition method, allowing an entity to apply the new lease standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method allowed under ASU 2018-11. The Company has utilized the package of practical expedients permitted under the transition guidance within ASC 842 which, among other things, allows an entity to carry forward its historical lease classifications. The adoption of ASC 842 resulted in the recognition of $66 million of ROU assets, net of $1 million deferred rent, and $67 million of lease liabilities related to leases that were previously not required to be presented in the consolidated balance sheets. See Note 11 “Leases” for additional information.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2019 and 2018, the Company reported inventory of $465 million and $602 million, respectively (net of inventory reserves of $26 million and $28 million, respectively).

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

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, including the discounted cash flow method, and the market approach where applicable. The market approach is based on metrics derived from comparable publicly-traded companies. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s reporting units and the discount rate. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates all of which represent unobservable inputs into valuation methodologies and are classified as level 3 inputs under the fair value hierarchy. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the total estimated fair value of its reporting units less debt.

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

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other expense. Net foreign currency transaction losses were $1 million, $2 million and $2 million for the years ending December 31, 2019, 2018 and 2017, respectively, and were included in other expense in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to receivables. No single customer represents more than 10% of the Company’s revenue.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill, purchase price allocation of acquisitions, vendor consideration, stock-based compensation and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

In circumstances where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established, and, if no one amount in that range is more likely than others, the low end of the range is accrued.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2019 and 2018, contracts assets were $3 million and $2 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the years ended December 31, 2019 and 2018.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The increase in contract liabilities for the year ended December 31, 2019 was primarily related to net customer deposits of approximately $18 million, partially offset by approximately $15 million of revenue that was deferred at December 31, 2018.

See Note 15 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2019	2018	2017
Allowance for doubtful accounts
Beginning balance	$27	$29	$34
Additions (deductions) charged to expenses	(2)	2	3
Charge-offs and other	(9)	(4)	(8)
Ending balance	$16	$27	$29

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2019	2018
Information technology assets	1-7 Years	$46	$45
Operating equipment (1)	2-15 Years	109	92
Buildings and land (2)	5-35 Years	100	99
Construction in progress		10	—
Total property, plant and equipment		265	236
Less: accumulated depreciation		(145)	(130)
Property, plant and equipment, net		$120	$106
(1)	Includes finance right-of-use assets.
(2)	Land has an indefinite life

Depreciation expense was $22 million, $21 million and $28 million for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2019	2018
Compensation and other related expenses	$31	$38
Contract liabilities	34	29
Taxes (non-income)	12	14
Current portion of operating lease liabilities	21	—
Other	29	29
Total	$127	$110

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2017 (1)	$119	$98	$111	$328
Foreign currency translation adjustments	—	(8)	(6)	(14)
Balance at December 31, 2018	$119	$90	$105	$314
Additions	6	—	—	6
Impairment	—	(27)	(54)	(81)
Foreign currency translation adjustments	—	4	2	6
Balance at December 31, 2019	$125	$67	$53	$245
(1)	In the United States segment, net of prior years accumulated impairment of $393 million.

The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined the fair value of the Canada and International reporting units was below their carrying value. As a result, the Company recognized $81 million of goodwill impairment which was included in impairment charges in the consolidated statements of operations. The impairment charges were primarily the result of actual declines in customer and rig activity and downward revisions to forecasted rig and customer spend activity occurring in the fourth quarter of 2019, which we incorporated into our outlook and forecasted results of operations. The impact of the prolonged activity curtailment in Canada and other market condition deteriorations have reduced our near-term outlook and timing of an expected recovery. Further continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values. No tax benefit was reported on the Company’s goodwill impairment for the year-ended December 31, 2019, as the goodwill impairment was either nondeductible for tax purposes or was subject to a valuation allowance. See Note 9 “Income Taxes” for additional information.

For the years ended December 31, 2018 and 2017 no goodwill impairments were recognized as the fair value of each reporting unit exceeded its carrying value.

8. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, trade names, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 3 to 20 years. Intangible assets that are fully amortized are removed from the disclosures.

Identified intangible assets by major classification, affected by the fluctuation of foreign currency rates, consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2019:
Trademarks and patents	$38	$(9)	$29
Customer relationships	116	(57)	59
Other	2	—	2
Total identified intangibles	$156	$(66)	$90

December 31, 2018:
Trademarks and patents	$103	$(31)	$72
Customer relationships	118	(46)	72
Other	11	(11)	—
Total identified intangibles	$232	$(88)	$144

During the fourth quarter of 2019, the Company made strategic decisions to discontinue the use of certain acquired trade names in order to eliminate branding dilution in the market and align the Company’s marketing around its DNOW brands. As of December 31, 2019, the Company completed the disposals of these trade names by abandonment and recognized impairment charges of $34 million in the U.S. reporting segment and $4 million in the International reporting segment. Such impairment was included in impairment charges in the consolidated statements of operations, representing the remaining carrying values of these specifically acquired intangible assets. The Company did not record impairment for intangible assets for the years ended December 31, 2018 and 2017.

Amortization expense was $19 million, $20 million and $22 million for the years ended December 31, 2019, 2018, and 2017, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years, excluding assets held-for-sale (in millions):
For the Year Ending December 31,	Estimated Amortization Expense
2020	$15
2021	15
2022	14
2023	10
2024	8

9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	December 31,
	2019	2018	2017
United States	$(12)	$39	$(64)
Foreign	(81)	19	12
Income (loss) before income taxes	$(93)	$58	$(52)

The provision (benefit) for income taxes for 2019, 2018 and 2017 consisted of the following (in millions):

	2019	2018	2017
U.S. Federal:
Current	—	—	—
Deferred	—	—	—
	—	—	—
U.S. State:
Current	1	1	—
Deferred	—	—	—
	1	1	—
Foreign
Current	5	6	1
Deferred	(2)	(1)	(1)
	3	5	—
Income tax provision (benefit)	$4	$6	$—

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	December 31,
	2019	2018	2017
Income tax provision (benefit) at federal statutory rate	$(19)	$12	$(18)
Foreign tax rate differential	2	2	(2)
State income tax provision (benefit), net of federal benefit	—	3	(5)
Nondeductible expenses	3	9	2
Foreign tax credits	1	21	(31)
Benefit of net operating loss	—	(14)	—
One-time transition tax	—	1	33
U.S. tax rate change	—	—	69
Investment in subsidiaries	(9)	—	—
Nondeductible goodwill impairment	16	—	—
Change in valuation allowance	9	(28)	(45)
Change in contingency reserve and other	1	—	(3)
Income tax provision (benefit)	$4	$6	$—
Effective tax rate	(4.4)%	10.7%	0.0%

For the year ended December 31, 2019, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the U.S., Canada and other foreign jurisdictions, nondeductible goodwill impairment and recognition of deferred taxes related to outside basis differences in subsidiaries classified as held-for-sale. For the years ended December 31, 2018 and 2017, the effective tax rate was impacted by a valuation in the U.S., Canada and other foreign jurisdictions, and the TCJA which includes the one-time transition tax, the U.S. tax rate change and foreign tax credits related to earnings of foreign subsidiaries that were previously tax deferred.

The TCJA subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company adopted an accounting policy to recognize the tax effects of GILTI in the year tax is incurred. Due to the Company’s net operating losses in certain foreign jurisdictions, the Company recognized no income tax related to GILTI in 2019 and 2018.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2019	2018	2017
Deferred tax assets:
Allowances and operating liabilities	$5	$8	$8
Net operating loss carryforwards	56	56	52
Foreign tax credit carryforwards	7	8	29
Allowance for doubtful accounts	2	6	6
Inventory reserve	9	10	12
Stock-based compensation	8	8	15
Intangible assets	28	24	27
Assets held-for-sale	4	—	—
Investment in subsidiaries	9	—	—
Book over tax depreciation	4	2	—
Other	4	3	3
Total deferred tax assets	$136	$125	$152
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—	$—
Net deferred tax assets before valuation allowance	136	125	152
Valuation allowance	(138)	(129)	(157)
Net deferred tax liabilities	$(2)	$(4)	$(5)

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

The Company remains in a three year cumulative loss position at the end of 2019. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2019. The change during the year in the valuation allowance was $5 million in the U.S., $1 million in Canada, and $3 million in other foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Unrecognized tax benefit at January 1	$—	$—	$1
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Settlement	—	—	(1)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit at December 31	$—	$—	$—

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2019, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity, but are generally open in the U.S. for the tax years ending after 2015 and outside the U.S. for the tax years ending after 2013.

In the U.S., the Company has $218 million of federal net operating loss carryforwards as of December 31, 2019, which will expire between 2036 through 2037. The potential tax benefit of $46 million has been reduced by a $46 million valuation allowance. In addition to a reduction in future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses. The Company has $126 million of state net operating loss carryforwards as of December 31, 2019, which will expire between 2020 through 2038, with the majority expiring after 2034. The potential benefit of $7 million has been reduced by a $7 million valuation allowance.  Outside the U.S., the Company has $15 million of net operating loss carryforwards as of December 31, 2019, of which $12 million have no expiration and $3 million will expire between 2021 and 2039. The potential tax benefit of $3 million has been reduced by a $3 million valuation allowance. As of December 31, 2019, the Company has $7 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential benefit of $7 million has been reduced by a $7 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

As of December 31, 2019, the amount of undistributed earnings of foreign subsidiaries was approximately $81 million. With the exception of the Company’s pre-2018 earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits. The Company has provided for taxes on outside basis differences in subsidiaries classified as held-for-sale. No additional income taxes have been provided for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.

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

10. Debt

On April 30, 2018, the Company replaced its existing senior secured revolving credit facility and entered into a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent. The five-year Credit Facility provides for a $750 million global revolving credit facility (with a letter of credit sub-facility of $60 million, and a swing line sub-facility of 10% of the facility amount), of which up to $100 million is available for the Company’s Canadian subsidiaries and $40 million is available for the Company’s UK subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base or $60 million.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of December 31, 2019, the Company had no borrowings against the Credit Facility and had approximately $413 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 98% subject to certain limitations. The Company is not obligated to pay back borrowings against the Credit Facility until the expiration date and as such, any outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2020.

11. Leases

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

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2019, the weighted-average remaining lease terms were approximately 3 years for operating leases and 5 years for finance leases, and the weighted-average discount rates were 6.1% for operating leases and 5.6% for finance leases.

Supplemental balance sheet information (in millions):

	Classification	December 31, 2019
Assets
Operating	Other assets	$56
Finance	Property, plant and equipment, net	16
Total ROU assets		$72
Liabilities
Current
Operating	Accrued liabilities	$21
Finance	Other current liabilities	7
Long-term
Operating	Long-term operating lease liabilities	34
Finance	Other long-term liabilities	10
Total lease liabilities		$72

Components of lease expense (in millions):

	Classification	December 31, 2019
Operating lease cost (1)	Warehousing, selling and administrative	$31
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	$5
Short-term lease cost	Warehousing, selling and administrative	$7
Variable lease cost	Warehousing, selling and administrative	$3

(1) Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.

(2) Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is less than $1 million.

Rental expense related to operating leases approximated $48 million and $50 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental cash flow information (in millions):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31
Financing cash flows from finance leases (1)	$5
ROU assets obtained in exchange for new lease liabilities
Operating	$17
Finance	$20

(1) Interest payments from finance lease liabilities is less than $1 million.

Maturity of lease liabilities as of December 31, 2019 were as follows (in millions):

	Operating Lease	Finance Lease
2020	$24	$7
2021	17	6
2022	10	3
2023	6	1
2024	2	—
Thereafter	1	2
Total future lease payments	60	19
Less: interest	(5)	(2)
Present value of lease liabilities	$55	$17

The Company assumed leases with certain former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $2 million, $3 million and $3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Total future commitments related to these operating leases is approximately $1 million through 2020.

12. Commitments and Contingencies

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2019, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2019 and 2018, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million. The Company’s foreign currency forward contract assets are included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities are included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded a loss of $1 million, a loss of $1 million and a gain of $1 million, respectively, related to changes in fair value. All gains and losses were included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $15 million, $20 million and $37 million as of December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation
Adjustments
Balance at December 31, 2018	$(143)
Other comprehensive income	15
Balance at December 31, 2019	$(128)

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

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The U.S. Energy, U.S. Supply Chain and U.S. Process Solutions operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments. They have been aggregated into the United States reportable segment. Total assets for each reportable segment are those owned or allocated to each segment by the Company's internal management reporting systems and include inter-segment assets that were eliminated for the presentation of total assets in the accompanying consolidated balance sheets.

United States

The Company has approximately 165 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of approximately 50 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in approximately 20 countries and serves the needs of its international customers from approximately 30 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2019
Revenue	$2,240	$319	$392	$2,951
Operating loss	(6)	(19)	(58)	(83)
Impairment charges	(43)	(27)	(58)	(128)
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	84	14	22	120
Total assets	948	402	241	1,591
2018
Revenue	$2,371	$358	$398	$3,127
Operating profit	57	14	2	73
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	73	12	21	106
Total assets	1,272	399	124	1,795
2017
Revenue	$1,914	$356	$378	$2,648
Operating profit (loss)	(53)	13	(1)	(41)
Depreciation and amortization	37	3	10	50
Property, plant and equipment, net	81	14	24	119
Total assets	1,207	401	141	1,749

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	December 31,
	2019	2018	2017
Product Category
Drilling and production	$711	$691	$625
Pipe	473	587	418
Valves	608	664	541
Fittings and flanges	524	523	419
Mill tool, MRO, safety and other	635	662	645
Total	$2,951	$3,127	$2,648

16. Earnings Per Share (“EPS”)

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

For the year ended December 31, 2019, 2018 and 2017, a total of approximately 8 million, 5 million and 8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or due to the Company recognizing a net loss for the period.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to the Company	$(97)	$52	$(52)
Less: net income attributable to participating securities	—	(1)	—
Net income (loss) attributable to the Company's stockholders	$(97)	$51	$(52)
Denominator:
Weighted-average basic common shares outstanding	108,779,891	108,296,155	107,745,229
Effect of dilutive securities	—	341,489	—
Weighted-average diluted common shares outstanding	108,779,891	108,637,644	107,745,229
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(0.89)	$0.47	$(0.48)
Diluted	$(0.89)	$0.47	$(0.48)

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

17. Stock-based Compensation and Outstanding Awards

Under the terms of the NOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provides for the grant of stock options, restricted stock awards, restricted stock units, phantom shares and performance stock awards.

Stock-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 totaled $13 million, $16 million and $20 million, respectively. The tax effected benefit for share-based compensation arrangements was $3 million, $3 million, and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

For the stock options granted in 2019, 2018 and 2017, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term.

	December 31,
	2019	2018	2017
Valuation Assumptions:
Expected volatility	43.7%	44.2%	37.9%
Risk-free interest rate	2.5%	2.7%	1.9%
Expected dividends (per share)	$—	$—	$—
Expected term (in years)	4.5	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	5,483	$19.43
Granted	521	15.30
Forfeited and expired	(613)	14.19
Exercised	(265)	10.30
Outstanding as of December 31, 2019	5,126	$20.11	3.3	$2
Exercisable at December 31, 2019	3,701	$22.88	2.6	$—

The weighted average grant-date fair value of options granted for the years ended December 31, 2019, 2018 and 2017 was $6.02, $3.95 and $7.07, respectively. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was less than $1 million. As of December 31, 2019, unrecognized compensation cost related to stock option awards was approximately $4 million, which is expected to be recognized over a weighted average period of 1.3 years. Cash received from exercises of stock options was $2 million for the year ended December 31, 2019.

Restricted Stock Awards, Restricted Stock Units and Phantom Shares (“RSAs and RSUs”)

Restricted stock generally cliff vests after 1, 3 or 6 years. The grant-date fair value of RSA and RSU grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s RSA and RSU agreements provide for full vesting of RSAs and RSUs in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2018	1,515	$21.78
Granted	465	13.42
Vested (1)	(665)	18.92
Forfeited	(43)	23.55
Nonvested as of December 31, 2019	1,272	$19.38
(1)	216 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $13.42, $10.82 and $15.87 for RSAs and RSUs granted for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unrecognized compensation cost related to RSAs and RSUs was $7 million, which is expected to be recognized over a weighted average period of 1 year. The total vest-date fair value of shares vested for the years ended December 31, 2019, 2018 and 2017 was $12 million, $7 million, and $12 million, respectively.

Performance Stock Awards (“PSAs”)

PSAs generally have a 3-year vesting period from the grant date and vest at the end of the vesting period with potential payouts varying from zero for performance below the threshold performance metric to 200% of the target award PSAs for performance above the maximum performance metric. The grant-date fair value of market-condition PSA grants is determined using a Monte Carlo simulation probabilistic model. The grant-date fair value of performance-condition PSA grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s performance award agreements provide for full vesting of PSAs at the target level in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

The Company granted PSAs to senior management employees whereby the PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2018	413	$15.13
Granted	217	17.69
Vested (1)	(102)	14.34
Forfeited	(315)	16.78
Nonvested as of December 31, 2019	213	$15.67

(1) 32 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2019, 2018 and 2017 was $17.69, $11.81 and $22.75 respectively. As of December 31, 2019, unrecognized compensation cost related to PSAs was $2 million, which is expected to be recognized over a weighted average period of 1.3 years. The total vest-date fair value of PSAs vested during the year ended December 31, 2019 was $2 million.

18. Quarterly Financial Data (Unaudited)

Summarized quarterly results were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Revenue	$785	$776	$751	$639
Operating expenses
Cost of products	627	623	601	514
Warehousing, selling and administrative	135	136	136	134
Impairment charges	—	—	—	128
Operating profit (loss)	$23	$17	$14	$(137)
Net income (loss)	$18	$14	$10	$(139)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.17	$0.12	$0.09	$(1.27)
Diluted earnings (loss) per common share	$0.16	$0.12	$0.09	$(1.27)

Year ended December 31, 2018
Revenue	$764	$777	$822	$764
Operating expenses
Cost of products	616	620	654	607
Warehousing, selling and administrative	141	139	142	135
Operating profit	$7	$18	$26	$22
Net income	$2	$14	$20	$16
Earnings per share:
Basic earnings per common share	$0.02	$0.12	$0.18	$0.14
Diluted earnings per common share	$0.02	$0.12	$0.18	$0.14

19. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2019, the Company had approximately 4,400 employees, of which approximately 200 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2019, 2018 and 2017, employer contributions for defined contribution plans were $13 million, $13 million and $12 million, respectively, and all funding is current.

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

Defined Benefit Pension Plans

The Company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased.  Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. The second defined benefit plan was acquired from the John MacLean & Sons Electrical acquisition in March 2015. Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million each year for the years ended December 31, 2019, 2018 and 2017 are included in warehousing, selling and administrative in the consolidated statement of operations.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2019 and 2018, are as follows (in millions):

	Pension Benefits
At year end	2019	2018
Benefit obligation at beginning of year	$11	$13
Service cost	—	—
Interest cost	—	—
Actuarial loss (gain)	—	1
Benefits paid	—	—
Participants contributions	—	—
Plan settlements	—	(3)
Foreign currency exchange rate changes	—	—
Acquisitions (disposals)	—	—
Benefit obligation at end of year	$11	$11

Fair value of plan assets at beginning of year	$15	$18
Actual return	1	—
Benefits paid	—	—
Company contributions	—	—
Participants contributions	—	—
Plan settlements	—	(3)
Foreign currency exchange rate changes	—	—
Acquisitions (disposals)	—	—
Fair value of plan assets at end of year	$16	$15

Funded status	5	4
Accumulated benefit obligation at end of year	$11	$11

The net asset is presented within other assets in the consolidated balance sheets.

Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	December 31,
	2019	2018
Discount rate:	2.00% - 2.10%	2.65% - 2.90%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2019	2018	2017
Discount rate:	2.65% - 2.90%	2.50%	2.70%
Expected return on assets:	3.02% - 3.62%	3.10% - 4.17%	3.27% - 4.27%

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.

Both plans have plan assets in excess of projected benefit obligations. The Company expects to pay future benefit amounts on its defined benefit plans of $1 million or less for each of the next five years and in the aggregate $2 million for the five years thereafter. The Company expects to contribute less than $1 million to its defined benefit pension plans in 2020.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2019:
Equity securities	$6	$6	$—	$—
Fixed income securities	5	5	—	—
Other	5	1	4	—
Total fair value measurements	$16	$12	$4	$—

December 31, 2018:
Equity securities	$5	$5	$—	$—
Fixed income securities	5	5	—	—
Other	5	—	5	—
Total fair value measurements	$15	$10	$5	$—

20. Transactions

During the three months ended June 30, 2019, the Company completed two acquisitions for a net purchase price consideration of approximately $8 million cash. These acquisitions expand NOW’s market in the U.S. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $6 million and intangible assets of $2 million in the United States segment, which are subject to change. The full amount of goodwill recognized is expected to be deductible for income tax purposes. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. Acquisition-related costs were less than $1 million for the year ended December 31, 2019. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

During the three months ended December 31, 2019, as a result of strategic review of its assets, the Company decided to commit to a plan to divest a business that is primarily in the United States segment selling cutting tools to the aerospace and automotive markets. Since this business did not qualify to be a discontinued operation as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, the Company classified the business’s assets and liabilities as held-for-sale. At December 31, 2019, the carrying value of the net assets held-for-sale was compared to the estimated fair value resulting in a $9 million impairment charge which was included in impairment charges in the consolidated statements of operations and the remaining $34 million of assets and $6 million of liabilities were classified as held-for-sale in the consolidated balance sheets. Subsequent to year end, on January 31, 2020, the Company entered into a definitive agreement and sold the business for $28 million, subject to customary post-closing working capital and other transaction price adjustments as defined in the transaction agreement.