Form 10-Q
period 2020-03-31
NOW Inc.
filed 2020-05-06
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of April 29, 2020 the registrant had 109,308,266 shares of common stock (excluding 1,034,530 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202	$183
Receivables, net	366	370
Inventories, net	434	465
Assets held-for-sale	—	34
Prepaid and other current assets	18	15
Total current assets	1,020	1,067
Property, plant and equipment, net	112	120
Deferred income taxes	2	2
Goodwill	—	245
Intangibles, net	—	90
Other assets	62	67
Total assets	$1,196	$1,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258	$255
Accrued liabilities	119	127
Liabilities held-for-sale	—	6
Other current liabilities	8	8
Total current liabilities	385	396
Long-term operating lease liabilities	31	34
Deferred income taxes	—	4
Other long-term liabilities	12	13
Total liabilities	428	447
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 109,308,266 and 109,207,678 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	2,046	2,046
Accumulated deficit	(1,112)	(775)
Accumulated other comprehensive loss	(167)	(128)
Total stockholders' equity	768	1,144
Total liabilities and stockholders' equity	$1,196	$1,591

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$604	$785
Operating expenses:
Cost of products	487	627
Warehousing, selling and administrative	130	135
Impairment charges	320	—
Operating profit (loss)	(333)	23
Other expense	—	(4)
Income (loss) before income taxes	(333)	19
Income tax provision (benefit)	(2)	1
Net income (loss)	$(331)	$18
Earnings (loss) per share:
Basic earnings (loss) per common share	$(3.03)	$0.17
Diluted earnings (loss) per common share	$(3.03)	$0.16
Weighted-average common shares outstanding, basic	109	109
Weighted-average common shares outstanding, diluted	109	109

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(331)	$18
Other comprehensive income (loss):
Foreign currency translation adjustments	(39)	10
Comprehensive income (loss)	$(370)	$28

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(331)	$18
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	10
Provision for doubtful accounts	4	(3)
Provision for inventory	9	4
Impairment charges	320	—
Other, net	3	12
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(12)	(26)
Inventories	13	(34)
Prepaid and other current assets	(7)	—
Accounts payable, accrued liabilities and other, net	(3)	(1)
Net cash provided by (used in) operating activities	6	(20)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	—
Net proceeds from sale of business	25	—
Net cash provided by (used in) investing activities	22	—
Cash flows from financing activities:
Borrowings under the revolving credit facility	—	106
Repayments under the revolving credit facility	—	(114)
Other, net	(2)	(2)
Net cash provided by (used in) financing activities	(2)	(10)
Effect of exchange rates on cash and cash equivalents	(7)	1
Net change in cash and cash equivalents	19	(29)
Cash and cash equivalents, beginning of period	183	116
Cash and cash equivalents, end of period	$202	$87

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2018	$1	$2,034	$(678)	$(143)	$1,214
Net income	—	—	18	—	18
Stock-based compensation	—	4	—	—	4
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	10	10
March 31, 2019	$1	$2,037	$(660)	$(133)	$1,245

December 31, 2019	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change	—	—	(6)	—	(6)
Net loss	—	—	(331)	—	(331)
Other comprehensive loss	—	—	—	(39)	(39)
March 31, 2020	$1	$2,046	$(1,112)	$(167)	$768

See notes to unaudited consolidated financial statements.

NOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and DNOW brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the U.S., Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing and power generation. The industrial distribution portion of NOW’s business targets a diverse range of facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators and downstream energy companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. See Note 14 “Derivative Financial Instruments” for the fair value of derivative financial instruments.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities that elect the relief are required to disclose the nature of the optional expedients and exceptions that are adopted and the reasons for the adoptions. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its consolidated financial statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. On January 1, 2020, the Company adopted ASC Topic 326 using the modified retrospective basis and began to recognize allowance for doubtful accounts (“AFDA”) based on the estimated lifetime expected credit loss related to trade receivables. The adoption of ASC Topic 326 resulted in a cumulative-effect adjustment of $6 million (net of income taxes) to its opening accumulated deficit and AFDA in the consolidated balance sheets. See Note 3 “Receivables, net” for additional information.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. On January 1, 2020, the Company adopted this standard and expanded its fair value disclosures to address the quantitative and qualitative requirements of this standard. See Note 4 “Asset Impairment” for fair value disclosures relating to the impairment of goodwill and other long-lived assets.

In August 2018, The FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the capitalization requirements of costs to develop or obtain internal-use software licenses. On January 1, 2020, the Company adopted this standard using the prospective transition approach, with no material impact in its consolidated financial statements.

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

The amount of revenue recognized reflects the consideration to which the Company expects to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

See Note 9 “Business Segments” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2020 and December 31, 2019, contract assets were $3 million for both periods, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the three months ended March 31, 2020 and 2019.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. The decrease in contract liabilities for the three months ended March 31, 2020 was primarily related to revenue of approximately $8 million that was deferred at December 31, 2019, partially offset by net customer deposits and credits of approximately $6 million.

3. Receivables, net

The Company is exposed to credit losses relating to sales to its customers. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts. With the adoption of ASU 2016-13 on January 1, 2020, the estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgements in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and account receivables past due.

Activity in the allowance for doubtful accounts are as follows (in millions):

March 31, 2020
Allowance for doubtful accounts
Beginning balance	$16
Cumulative effect of accounting change	6
Additions charged to expenses	4
Ending balance	$26

4. Asset Impairment

The Company tests goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the first quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of our primary customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

Goodwill was evaluated for impairment at the reporting unit level. The Company has five reporting units: U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International. The Company determined the fair values of three reporting units with goodwill were below their carrying values, resulting in a $230 million goodwill impairment which was included in impairment charges in the consolidated statements of operations for the three months ended on March 31, 2020. No tax benefit was reported as the goodwill impairment was either nondeductible for tax purposes or was subject to a valuation allowance.

Goodwill by reportable segment is shown as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2019 (1)	$125	$67	$53	$245
Impairment	(125)	(60)	(45)	(230)
Foreign currency translation adjustments	—	(7)	(8)	(15)
Balance at March 31, 2020	$—	$—	$—	$—
(1)	In the United States, Canada and International segments, net of prior years accumulated impairment of $393 million, $27 million and $54 million, respectively.

The Company evaluates the recoverability of long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the first quarter of 2020, the results of the Company's test for impairment of goodwill and the other negative market indicators described above were a triggering event that indicated that its long-lived assets were possibly impaired.

The Company identified its reporting units as individual asset groups and measured long-lived assets recoverability by a comparison of the carrying amount and the undiscounted cash flows of the reporting unit. The results indicated that long-lived assets associated with three reporting units were not recoverable. Further, the estimated fair value of these assets was determined to be below their carrying value. As a result, for the three months ended March 31, 2020, the Company recognized $90 million of impairments of long-lived assets which were included in impairment charges in the consolidated statements of operations. Remaining long-lived assets consisted primarily of $112 million in property, plant and equipment, net and $49 million in operating right-of-use assets. The Company recognized a $4 million tax benefit related to the long-lived asset impairments.

The impairment of long-lived assets is shown as follows (in millions):

	United States	International	Total
Intangibles, net	$(62)	$(22)	$(84)
Property, plant and equipment, net	—	(4)	(4)
Operating right-of-use assets	(1)	(1)	(2)
Total impairment	$(63)	$(27)	$(90)

The Company determined the fair value of both long-lived assets and goodwill primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. Given the current volatile market environment, the Company utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as level 3 inputs under the fair value hierarchy. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for the Company’s products and future market conditions, which are difficult to predict in volatile economic environments. As of March 31, 2020, the discount rates utilized to value the reporting units were in a range from 11.5% to 12.8%.

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2020	December 31, 2019
Information technology assets	1-7 Years	$46	$46
Operating equipment (1)	2-15 Years	109	109
Buildings and land (2)	5-35 Years	92	100
Construction in progress		11	10
Total property, plant and equipment		258	265
Less: accumulated depreciation		(146)	(145)
Property, plant and equipment, net		$112	$120

(1)	Includes finance lease right-of-use assets.
(2)	Land has an indefinite life.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2020	December 31, 2019
Compensation and other related expenses	$32	$31
Contract liabilities	32	34
Taxes (non-income)	8	12
Current portion of operating lease liabilities	19	21
Other	28	29
Total	$119	$127

7. Debt

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of March 31, 2020, the Company had no borrowings against the Credit Facility and approximately $392 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 98%, subject to certain limitations. The Company is not obligated to pay back borrowings against the Credit Facility until the expiration date and as such, any outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2020.

8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2019	$(128)
Other comprehensive income (loss)	(39)
Balance at March 31, 2020	$(167)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830, “Foreign Currency Matters.” For the three months ended March 31, 2020, several local currencies weakened against the U.S. dollar, contributing to the other comprehensive loss.

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue:
United States	$441	$600
Canada	78	86
International	85	99
Total revenue	$604	$785
Operating profit (loss):
United States	$(204)	$19
Canada	(58)	2
International	(71)	2
Total operating profit (loss)	$(333)	$23

10. Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 0.6% compared to 6.5% for the same period in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2020. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the three months ended March 31, 2020.

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

11. Earnings (Loss) Per Share

For the three months ended March 31, 2020 and 2019, 6 million and 3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to the Company recognizing a net loss for the period or due to their antidilutive effect.

Basic and diluted earnings (loss) per share follows (in millions, except share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to the Company	$(331)	$18
Less: net income attributable to participating securities	—	—
Net income (loss) attributable to the Company's stockholders	$(331)	$18
Denominator:
Weighted average basic common shares outstanding	109,251,892	108,556,369
Effect of dilutive securities	—	504,426
Weighted average diluted common shares outstanding	109,251,892	109,060,795
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(3.03)	$0.17
Diluted	$(3.03)	$0.16

Under ASC Topic 260, “Earnings Per Share”, the two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net losses are not allocated to nonvested shares in periods that the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation. Net income attributable to the Company allocated to these participating securities was less than $1 million for the three months ended March 31, 2019.

12. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), and performance stock awards (“PSAs”).

For the three months ended March 31, 2020, the Company granted 697,317 stock options with a weighted average fair value of $3.59 per share and 262,445 shares of RSAs and RSUs with a weighted average fair value of $9.53 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 343,302 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019 totaled less than $1 million and $4 million, respectively. During the first quarter of 2020, unvested stocks and awards associated with certain executives retiring were allowed to continue to vest after retirement. The Company accounted for this change as a Type III modification under ASC Topic 718 since the expectation of the award vesting changed from improbable to probable. Therefore, the stock-based compensation expense recognized was based on the modification-date fair value resulting in a reduction of stock-based compensation expense for the three months ended on March 31, 2020.

13. Commitments and Contingencies

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

The Company expects to record a charge relating to severance during the second quarter of 2020.  However, at this time the amount cannot be reasonably estimated.  Additionally, as market conditions evolve and the Company develops its strategy to deal with such conditions, it may result in charges in future periods relating to, among other things, inventory and other assets.

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of March 31, 2020, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

14. Derivative Financial Instruments

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million in both periods, which is included in prepaid and other current assets in the consolidated balance sheets; and totaled a liability of less than $1 million in both periods, which is included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2020 and 2019, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. All gains and losses are included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $10 million and $15 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Business Divestiture

On January 31, 2020, the Company completed the sale of its previously held-for-sale business which was primarily in the United States segment selling cutting tools to the aerospace and automotive markets. Subject to customary post-closing working capital and other transaction price adjustments as defined in the transaction agreement, the sale resulted in a loss of less than $1 million for the three months ended on March 31, 2020 and was included in impairment charges in the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, disruptions caused by COVID-19, changes in applicable government regulations, increased borrowing costs, competition between us and our former parent company, NOV, the triggering of rights and obligations in connection with our spin-off and separation from NOV or any litigation arising out of or related thereto, impairments in goodwill or other intangible assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 220 locations and approximately 3,700 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, and utilities. The industrial distribution end markets include refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the former Soviet Union. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation utilities and customer on-site locations.

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

Demand for our products is driven primarily by the level of oil and gas drilling, completions, servicing, production, transmission, refining and petrochemical activities. It is also influenced by the global supply and demand for energy, the economy in general and by geopolitics. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial and energy sectors.

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 9 “Business Segments” of the notes to the unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

United States

We have approximately 145 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process equipment, fluid transfer products, measurement and controls, spoolable pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage their supply chain. We also provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas.

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 25 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide inventory and support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2020 and 2019 and the fourth quarter of 2019 include the following:

			%		%
			1Q20 v		1Q20 v
	1Q20*	1Q19*	1Q19	4Q19*	4Q19
Active Drilling Rigs:
U.S.	785	1,046	(25.0%)	821	(4.4%)
Canada	195	186	4.8%	139	40.3%
International	1,074	1,030	4.3%	1,110	(3.2%)
Worldwide	2,054	2,262	(9.2%)	2,070	(0.8%)

West Texas Intermediate Crude Prices (per barrel)	$45.76	$54.83	(16.5%)	$56.96	(19.7%)
Natural Gas Prices ($/MMBtu)	$1.91	$2.92	(34.6%)	$2.40	(20.4%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$580.32	$715.33	(18.9%)	$528.58	9.8%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2020:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Effective June 2019, the Baker Hughes International Rig Count now includes the number of active drilling rigs in the country of Ukraine and the historical periods will not be updated; West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count declined 0.8% (from 2,070 rigs to 2,054 rigs) and the U.S. declined 4.4% (from 821 rigs to 785 rigs) in the first quarter of 2020 compared to the fourth quarter of 2019. The average price per barrel of West Texas Intermediate Crude declined 19.7% (from $56.96 per barrel to $45.76 per barrel) and natural gas prices declined 20.4% (from $2.40 per MMBtu to $1.91 per MMBtu) in the first quarter of 2020 compared to the fourth quarter of 2019. The average price per short ton of Hot-Rolled Coil increased 9.8% (from $528.58 per short ton to $580.32 per short ton) in the first quarter of 2020 compared to the fourth quarter of 2019.

U.S. rig count at April 24, 2020 was 465 rigs, down 320 rigs compared to the first quarter of 2020 average of 785 rigs. The price for West Texas Intermediate Crude was $15.99 per barrel at April 24, 2020, down 65.1% from the first quarter average of 2020. The price for natural gas was $1.81 per MMBtu at April 24, 2020, down 5.2% from the first quarter average of 2020. The price for Hot-Rolled Coil was $493.00 per short ton at April 27, 2020, down 15.0% from the first quarter average of 2020.

Executive Summary

For the three months ended March 31, 2020, the Company generated a net loss of $331 million on $604 million in revenue. Revenue decreased $181 million or 23.1% for the three months ended March 31, 2020 when compared to the corresponding period of 2019. For the three months ended March 31, 2020, net income declined $349 million when compared to the corresponding period of 2019.

For the three months ended March 31, 2020, the Company generated an operating loss of $333 million  compared to operating income of $23 million for the corresponding period of 2019.

Outlook

Our outlook for the Company remains tied to oil and gas commodity prices, global oil and gas drilling and completions activity and oil and gas spending. Oil prices and oil storage levels are primary catalysts determining customer activity.

During the first quarter, the macro environment changed rapidly. The rising global oil supply and sudden demand shock from COVID-19 drove significant declines in oil prices. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on global oil and gas demand. The future outlook for oil and gas demand and supply appears equally uncertain, and is expected to largely be driven by the pace of economic recovery from the COVID-19 pandemic and supply response that materializes.

We had zero debt at March 31, 2020 and will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have taken decisive actions to cut costs, accelerate structural changes and deploy technology to optimize processes.  We have prioritized cost transformation and warehousing, selling and administrative expense reductions as a key response to declining activity.  We will continue to optimize our operations, scaling to the market activity as appropriate to position DNOW for the challenges ahead.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue:
United States	$441	$600
Canada	78	86
International	85	99
Total revenue	$604	$785
Operating profit (loss):
United States	$(204)	$19
Canada	(58)	2
International	(71)	2
Total operating profit (loss)	$(333)	$23

United States

For the three months ended March 31, 2020, revenue was $441 million, a decline of $159 million or 26.5% when compared to the corresponding period of 2019. The decrease in the period was primarily driven by the decline in U.S. drilling and completions activity, coupled with the impact from the sale of a business in the first quarter of 2020.

For the three months ended March 31, 2020, the U.S. generated an operating loss of $204 million , a decline of $223 million when compared to the corresponding period of 2019. For the three months ended March 31, 2020, operating profit declined due to a decrease in revenue discussed above, coupled with $188 million of impairment charges, partially offset by reduced operating expenses.

Canada

For the three months ended March 31, 2020, revenue was $78 million, a decline of $8 million or 9.3% when compared to the corresponding period of 2019. The decrease in the period was primarily driven by a reduction in project activity.

For the three months ended March 31, 2020, Canada generated an operating loss of $58 million , a decline of $60 million when compared to the corresponding period of 2019. For the three months ended March 31, 2020, operating profit declined due to $60 million of impairment charges.

International

For the three months ended March 31, 2020, revenue was $85 million, a decline of $14 million or 14.1% when compared to the corresponding period of 2019. For the three months ended March 31, 2020, the decrease in the period was driven by softer project activity, coupled with an unfavorable foreign exchange rate impact.

For the three months ended March 31, 2020, the international segment generated an operating loss of $71 million , a decline of $73 million when compared to the corresponding period of 2019. For the three months ended March 31, 2020, operating profit declined due to $72 million of impairment charges and increased bad debt charges.

Cost of products

For the three months ended March 31, 2020, cost of products was $487 million, compared to $627 million for the corresponding period in 2019. For the three months ended March 31, 2020, the decrease was primarily due to lower revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2020, warehousing, selling and administrative expenses were $130 million compared to $135 million for the corresponding period of 2019. For the three months ended March 31, 2020, operating expenses declined due to improved operating efficiencies, offset by increases in bad debt and severance charges. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Impairment charges

Impairment charges were $320 million for the three months ended March 31, 2020 compared to nil for the same period ended 2019. The Company recognized $230 million of goodwill impairment, $84 of intangible asset impairment and $6 million of impairment for other long-lived assets.

Other expense

For the three months ended March 31, 2020, other expense was nil compared to $4 million for the corresponding period of 2019. These charges were mainly attributable to interest and bank charges associated with the credit facility, offset by a favorable impact from foreign exchange rates in the first quarter of 2020.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2020 was 0.6% compared to 6.5% for the same period in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended March 31,
	2020	2019
GAAP net income (loss) (1)	$(331)	$18
Interest, net	—	2
Income tax provision (benefit)	(2)	1
Depreciation and amortization	10	10
Other costs (2)	325	—
EBITDA excluding other costs	$2	$31
EBITDA % excluding other costs (3)	0.3%	3.9%

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

(2)	Other costs included $320 million of impairment charges and $5 million in net separation expenses and transaction-related expenses which are included in operating loss.
(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $202 million and $183 million, respectively. As of March 31, 2020, approximately $69 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s pre-2018 earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of March 31, 2020, we had no borrowings against our revolving credit facility, and had $392 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 98%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2020, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by or used in operating activities, investing activities and financing activities for the periods presented (in millions):

	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$6	$(20)
Net cash provided by (used in) investing activities	22	—
Net cash provided by (used in) financing activities	(2)	(10)

Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $6 million compared to $20 million used in the corresponding period of 2019. For the three months ended March 31, 2020, net cash provided by operating activities was primarily driven by $331 million of net loss offset by $346 million of reconciling adjustments that includes $320 million of impairment charges.

Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was $22 million compared to nil for the corresponding period of 2019. For the three months ended March 31, 2020, the Company received $25 million in cash upon the closing of a planned business disposition, partially offset by $3 million cash used in purchases of property, plant and equipment.

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $2 million compared to $10 million for the corresponding period of 2019. The activity in the period was attributed to the Company making payments relating to its finance lease arrangements.

Other

For the three months ended March 31, 2020, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $7 million compared to an increase of $1 million for the corresponding period of 2019.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. There can be no assurance that additional financing will be available at terms acceptable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 14 “Derivative Financial Instruments” to the consolidated financial statements.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the three months ended March 31, 2020 was outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2020, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposures to the Australian dollar, Mexican peso, Kuwaiti dinar and Russian rouble.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For three months ended March 31, 2020, the Company realized a net foreign currency translation loss totaling $39 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the three months ended March 31, 2020 and 2019, the Company reported foreign currency transaction gain of $1 million and loss of less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2020 compared to the average for the same period of 2019, decreased by approximately 4% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Australian dollar, the British pound, the Canadian dollar, Kuwaiti dinar, Mexican peso and Russian rouble decreased in relation to the U.S. dollar by approximately 10%, 3%, 2%, 1%, 6% and 5%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2020 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in a less than $1 million change in net income for the same period.

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

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K and the following additional risk factors.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids (NGL). If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition and cash flows may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, including recent actions in many states to lift quarantines, stay-at-home orders and other similar restrictions.

Crude oil prices have declined significantly in 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In 2020, crude oil prices have fallen sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the subsequent mitigation efforts, and disagreements between the Organization of Petroleum Exporting and other oil production nations (OPEC +) in February 2020 regarding limits on the production of oil. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices continue to decline or remain at current levels for a prolonged period, our operations, financial condition and cash flows may be materially and adversely affected.

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

Date: May 6, 2020

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
Senior Vice President and Chief Financial Officer