Form 10-Q
period 2020-09-30
NOW Inc.
filed 2020-11-04
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 28, 2020 the registrant had 109,379,627 shares of common stock (excluding 1,052,923 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325	$183
Receivables, net	213	370
Inventories, net	318	465
Assets held-for-sale	6	34
Prepaid and other current assets	16	15
Total current assets	878	1,067
Property, plant and equipment, net	101	120
Deferred income taxes	2	2
Goodwill	—	245
Intangibles, net	—	90
Other assets	58	67
Total assets	$1,039	$1,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163	$255
Accrued liabilities	94	127
Liabilities held-for-sale	1	6
Other current liabilities	6	8
Total current liabilities	264	396
Long-term operating lease liabilities	29	34
Deferred income taxes	—	4
Other long-term liabilities	15	13
Total liabilities	308	447
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 109,379,627 and 109,207,678 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	2,050	2,046
Accumulated deficit	(1,164)	(775)
Accumulated other comprehensive loss	(156)	(128)
Total stockholders' equity	731	1,144
Total liabilities and stockholders' equity	$1,039	$1,591

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$326	$751	$1,300	$2,312
Operating expenses:
Cost of products	264	601	1,053	1,851
Warehousing, selling and administrative	83	136	310	407
Impairment charges	—	—	320	—
Operating profit (loss)	(21)	14	(383)	54
Other expense	—	(2)	(2)	(8)
Income (loss) before income taxes	(21)	12	(385)	46
Income tax provision (benefit)	1	2	(2)	4
Net income (loss)	$(22)	$10	$(383)	$42
Earnings (loss) per share:
Basic earnings (loss) per common share	$(0.20)	$0.09	$(3.50)	$0.38
Diluted earnings (loss) per common share	$(0.20)	$0.09	$(3.50)	$0.38
Weighted-average common shares outstanding, basic	109	109	109	109
Weighted-average common shares outstanding, diluted	109	109	109	109

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(22)	$10	$(383)	$42
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(11)	(28)	—
Comprehensive income (loss)	$(19)	$(1)	$(411)	$42

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(383)	$42
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	30
Provision for doubtful accounts	8	(2)
Provision for inventory	30	12
Impairment charges	320	—
Other, net	19	35
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	140	18
Inventories	112	45
Prepaid and other current assets	(2)	(4)
Accounts payable, accrued liabilities and other, net	(134)	(26)
Net cash provided by (used in) operating activities	133	150
Cash flows from investing activities:
Purchases of property, plant and equipment	(7)	(7)
Business acquisitions, net of cash acquired	—	(8)
Net proceeds from sale of business	25	—
Other, net	1	(2)
Net cash provided by (used in) investing activities	19	(17)
Cash flows from financing activities:
Borrowings under the revolving credit facility	—	218
Repayments under the revolving credit facility	—	(350)
Other, net	(6)	(4)
Net cash provided by (used in) financing activities	(6)	(136)
Effect of exchange rates on cash and cash equivalents	(4)	—
Net change in cash and cash equivalents	142	(3)
Cash and cash equivalents, beginning of period	183	116
Cash and cash equivalents, end of period	$325	$113
Supplemental disclosures of cash flow information:
Accrued purchases of property, plant and equipment	—	3

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2018	$1	$2,034	$(678)	$(143)	$1,214
Net income	—	—	18	—	18
Stock-based compensation	—	4	—	—	4
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	10	10
March 31, 2019	$1	$2,037	$(660)	$(133)	$1,245
Net income	—	—	14	—	14
Stock-based compensation	—	4	—	—	4
Other comprehensive income	—	—	—	1	1
June 30, 2019	$1	$2,041	$(646)	$(132)	$1,264
Net income	—	—	10	—	10
Stock-based compensation	—	4	—	—	4
Other comprehensive loss	—	—	—	(11)	(11)
September 30, 2019	$1	$2,045	$(636)	$(143)	$1,267

December 31, 2019	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change	—	—	(6)	—	(6)
Net loss	—	—	(331)	—	(331)
Other comprehensive loss	—	—	—	(39)	(39)
March 31, 2020	$1	$2,046	$(1,112)	$(167)	$768
Net loss	—	—	(30)	—	(30)
Stock-based compensation	—	1	—	—	1
Other comprehensive income	—	—	—	8	8
June 30, 2020	$1	$2,047	$(1,142)	$(159)	$747
Net loss	—	—	(22)	—	(22)
Stock-based compensation	—	3	—	—	3
Other comprehensive income	—	—	—	3	3
September 30, 2020	$1	$2,050	$(1,164)	$(156)	$731

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of September 30, 2020 and December 31, 2019, contract assets were $2 million and $3 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the three and nine months ended September 30, 2020 and 2019.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of September 30, 2020 and December 31, 2019, contract liabilities were $21 million and $34 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the nine months ended September 30, 2020, the decrease in contract liabilities was primarily related to recognizing revenue of approximately $18 million that was deferred as of December 31, 2019, partially offset by net current year customer deposits and credits of approximately $5 million.

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

Activity in the allowance for doubtful accounts are as follows (in millions):

Allowance for Doubtful Accounts
Balance at December 31, 2019	$16
Cumulative effect of accounting change	6
Additions charged to expenses	8
Charge-offs and other	(1)
Balance at September 30, 2020	$29

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

Goodwill is evaluated for impairment at the reporting unit level. During the first quarter of 2020, the Company had five reporting units: U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International. The Company determined the fair values of three reporting units with goodwill were below their carrying values, resulting in a $230 million goodwill impairment which was included in impairment charges in the consolidated statements of operations. No tax benefit was reported as the goodwill impairment was either nondeductible for tax purposes or was subject to a valuation allowance.

During the third quarter of 2020, to align with the updates to the operational and management structure, the Company combined two reporting units within the U.S. segment, U.S. Energy and U.S. Supply Chain, each with goodwill of zero prior to and after the combination.

Goodwill by reportable segment is shown as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2019 (1)	$125	$67	$53	$245
Impairment	(125)	(60)	(45)	(230)
Foreign currency translation adjustments	—	(7)	(8)	(15)
Balance at September 30, 2020	$—	$—	$—	$—
(1)	The United States, Canada and International segments are net of prior years accumulated impairment of $393 million, $27 million and $54 million, respectively.

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

The Company identified its reporting units as individual asset groups and measured long-lived assets recoverability by a comparison of the carrying amount and the undiscounted cash flows of the reporting unit. The results indicated that long-lived assets associated with three reporting units were not recoverable. Further, the estimated fair value of these assets was determined to be below their carrying value. As a result, for the three months ended March 31, 2020, the Company recognized $90 million of impairments of long-lived assets which were included in impairment charges in the consolidated statements of operations. A tax benefit of $4 million was also recognized related to the long-lived asset impairments. No triggering events were identified subsequent to the first quarter of 2020 to indicate that the remaining carrying value of long-lived assets were not recoverable. As of September 30, 2020, the long-lived assets consisted primarily of $101 million in property, plant and equipment, net and $45 million in operating right-of-use assets.

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

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2020	December 31, 2019
Information technology assets	1-7 Years	$48	$46
Operating equipment (1)	2-15 Years	102	109
Buildings and land (2)	5-35 Years	101	100
Construction in progress		—	10
Total property, plant and equipment		251	265
Less: accumulated depreciation		(150)	(145)
Property, plant and equipment, net		$101	$120

(1)	Includes finance lease right-of-use assets.
(2)	Land has an indefinite life.

As of September 30, 2020, the Company classified a facility as held-for-sale in the International segment, with the net carrying value of approximately $2 million.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2020	December 31, 2019
Compensation and other related expenses	$25	$31
Contract liabilities	21	34
Taxes (non-income)	9	12
Current portion of operating lease liabilities	17	21
Other	22	29
Total	$94	$127

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of September 30, 2020, the Company had no borrowings against the Credit Facility and approximately $209 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 97%, subject to certain limitations. The Company is not obligated to pay back borrowings against the Credit Facility until the expiration date and as such, any outstanding borrowing is classified as long-term debt in the consolidated balance sheets.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2021.

8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2019	$(128)
Other comprehensive income (loss)	(28)
Balance at September 30, 2020	$(156)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830, “Foreign Currency Matters.” For the nine months ended September 30, 2020, several local currencies weakened against the U.S. dollar, contributing to the other comprehensive loss.

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
United States	$228	$567	$929	$1,772
Canada	42	83	161	243
International	56	101	210	297
Total revenue	$326	$751	$1,300	$2,312
Operating profit (loss):
United States	$(22)	$9	$(250)	$44
Canada	3	4	(60)	7
International	(2)	1	(73)	3
Total operating profit (loss)	$(21)	$14	$(383)	$54

10. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2020, were (4.1%) and 0.6%, respectively, compared to 15.2% and 8.3%, respectively, for the same periods in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and nine months ended September 30, 2020. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contained several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the three and nine months ended September 30, 2020.

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

11. Earnings (Loss) Per Share

For the three and nine months ended September 30, 2020, the computation of diluted earnings per share excluded potentially dilutive shares of approximately 6 million in both periods due to the Company recognizing a net loss, compared to 5 million and 4 million, respectively, for the corresponding periods of 2019 due to their antidilutive effect.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to the Company	$(22)	$10	$(383)	$42
Less: net income attributable to participating securities	—	—	—	—
Net income (loss) attributable to the Company's stockholders	$(22)	$10	$(383)	$42
Denominator:
Weighted average basic common shares outstanding	109,379,627	108,796,947	109,323,228	108,702,139
Effect of dilutive securities	—	337,384	—	467,610
Weighted average diluted common shares outstanding	109,379,627	109,134,331	109,323,228	109,169,749
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(0.20)	$0.09	$(3.50)	$0.38
Diluted	$(0.20)	$0.09	$(3.50)	$0.38

Under ASC Topic 260, “Earnings Per Share”, the two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss is not allocated to unvested awards in periods the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation. Net income attributable to the Company allocated to these participating securities was less than $1 million for the three and nine months ended September 30, 2019.

12. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the NOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), and performance stock awards (“PSAs”).

For the nine months ended September 30, 2020, the Company granted 697,317 stock options with a weighted average fair value of $3.59 per share and 374,254 shares of RSAs and RSUs with a weighted average fair value of $8.78 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 343,302 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense recognized for the three and nine months ended September 30, 2020 totaled $3 million and $4 million, respectively, compared to $4 million and $12 million, respectively, for the same periods in 2019. Unvested stocks and awards associated with certain executives retiring were allowed to continue to vest after retirement, for which the Company accounted as a Type III modification under ASC Topic 718 since the expectation of the award vesting changed from improbable to probable. Therefore, the stock-based compensation expense recognized was based on the modification-date fair value resulting in a reduction of stock-based compensation expense for the nine months ended September 30, 2020.

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

The Company maintains credit arrangements with several banks providing for short-term borrowing capacity, overdraft protection and other bonding requirements. As of September 30, 2020, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million in both periods, which was included in prepaid and other current assets in the consolidated balance sheets; and totaled a liability of less than $1 million in both periods, which was included in other current liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2020, the Company recorded a gain of less than $1 million and a loss of less than $1 million, respectively, related to changes in fair value. For the three and nine months ended September 30, 2019, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. All gains and losses were included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $11 million and $15 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Transactions

On January 31, 2020, the Company completed the sale of its held-for-sale business at year-end 2019 which was primarily in the United States segment selling cutting tools to the aerospace and automotive markets. Subject to customary purchase price adjustments as defined in the transaction agreement, the sale resulted in a loss of less than $1 million for the nine months ended on September 30, 2020 and was included in impairment charges in the consolidated statements of operations.

During the three months ended September 30, 2020, as a result of strategic review of its assets, the Company decided to commit to a plan to divest a business that sells lighting solutions locally in the United Kingdom. The business did not qualify to be a discontinued operation as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. As of September 30, 2020, the Company classified the business’s assets and liabilities as held-for-sale. The carrying value of the net assets held-for-sale was compared to the estimated fair value resulting in an impairment of less than $1 million which was included in impairment charges in the consolidated statements of operations and the remaining $4 million of assets and $1 million of liabilities were classified as held-for-sale in the consolidated balance sheets. Subsequent to quarter end, in October 2020, the Company entered into a definitive agreement and sold the business, subject to customary post-closing working capital and other transaction price adjustments as defined in the transaction agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, disruptions caused by COVID-19, changes in applicable government regulations, increased borrowing costs, competition between us and our former parent company, NOV, the triggering of rights and obligations in connection with our spin-off and separation from NOV or any litigation arising out of or related thereto, impairments in long-lived assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 200 locations and approximately 2,600 employees worldwide, we stock and sell a comprehensive offering of energy products as well as an extensive selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, and utilities. The industrial distribution end markets include refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates and the United States.

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

United States

We have approximately 135 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

In order to align with the updates to the operational and management structure, we combined the U.S. Supply Chain and U.S. Energy reporting units within the U.S. segment, during the third quarter of 2020.

Canada

We have a network of approximately 40 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta and Saskatchewan in Western Canada. Our Canada segment primarily serves the energy exploration, production, mining and drilling business, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory and product and installation expertise to serve our customers.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with GAAP for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by operators, oilfield service companies and contractors and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2020 and 2019 and the second quarter of 2020 include the following:

			%		%
			3Q20 v		3Q20 v
	3Q20*	3Q19*	3Q19	2Q20*	2Q20
Active Drilling Rigs:
U.S.	254	920	(72.4%)	396	(35.9%)
Canada	48	132	(63.6%)	25	92.0%
International	731	1,144	(36.1%)	834	(12.4%)
Worldwide	1,033	2,196	(53.0%)	1,255	(17.7%)

West Texas Intermediate Crude Prices (per barrel)	$40.89	$56.37	(27.5%)	$27.79	47.1%
Natural Gas Prices ($/MMBtu)	$2.00	$2.38	(16.0%)	$1.71	17.0%
Hot-Rolled Coil Prices (steel) ($/short ton)	$516.89	$577.09	(10.4%)	$514.83	0.4%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2020:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Effective June 2019, the Baker Hughes International Rig Count now includes the number of active drilling rigs in the country of Ukraine and the historical periods will not be updated; West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count declined 17.7% (from 1,255 rigs to 1,033 rigs) and the U.S. declined 35.9% (from 396 rigs to 254 rigs) in the third quarter of 2020 compared to the second quarter of 2020. The average price per barrel of West Texas Intermediate Crude increased 47.1% (from $27.79 per barrel to $40.89 per barrel), and natural gas prices increased 17.0% (from $1.71 per MMBtu to $2.00 per MMBtu) in the third quarter of 2020 compared to the second quarter of 2020. The average price per short ton of Hot-Rolled Coil increased 0.4% (from $514.83 per short ton to $516.89 per short ton) in the third quarter of 2020 compared to the second quarter of 2020.

U.S. rig count at October 16, 2020 was 282 rigs, up 28 rigs from the third quarter 2020 average. The price for West Texas Intermediate Crude was $40.70 per barrel at October 16, 2020, down 0.5% from the third quarter 2020 average. The price for natural gas was $2.16 per MMBtu at October 16, 2020, up 8.0% from the third quarter 2020 average. The price for Hot-Rolled Coil was $616.00 per short ton at October 12, 2020, up 19.2% from the third quarter 2020 average.

Executive Summary

For the three and nine months ended September 30, 2020, the Company generated a net loss of $22 million and $383 million on $326 million and $1,300 million in revenue, respectively. For the three and nine months ended September 30, 2020, revenue decreased $425 million or 56.6% and $1,012 million or 43.8%, respectively, when compared to the corresponding periods of 2019. For the three and nine months ended September 30, 2020, net income declined $32 million and $425 million, respectively, when compared to the corresponding periods of 2019.

For the three and nine months ended September 30, 2020, the Company generated an operating loss of $21 million and $383 million, respectively, compared to operating profit of $14 million and $54 million, respectively, for the corresponding periods of 2019.

Outlook

Our outlook for the Company remains tied to oil and gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, and gas. Oil prices and oil storage levels are primary catalysts determining customer activity.

During the first nine months of the year, the macro environment changed rapidly and dramatically. The rising global oil supply and sudden demand shock from COVID-19 drove significant declines in oil prices and significant builds of oil inventory. Continuing to the date of this filing, significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the economy and global oil and gas demand. The future outlook for oil and gas demand and supply appears equally uncertain and is expected to largely be driven by the pace of economic recovery from the COVID-19 pandemic and supply response that materializes.

Amid these dynamics, we will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have taken decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes and increase productivity. We have prioritized cost transformation and warehousing, selling and administrative expense reductions as a key response to declining activity. We will continue to optimize our operations and adapt to market activity as appropriate to position DNOW for the challenges ahead. As market conditions evolve, our response may result in various charges in future periods.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
United States	$228	$567	$929	$1,772
Canada	42	83	161	243
International	56	101	210	297
Total revenue	$326	$751	$1,300	$2,312
Operating profit (loss):
United States	$(22)	$9	$(250)	$44
Canada	3	4	(60)	7
International	(2)	1	(73)	3
Total operating profit (loss)	$(21)	$14	$(383)	$54

United States

For the three and nine months ended September 30, 2020, revenue was $228 million and $929 million, a decline of $339 million or 59.8% and $843 million or 47.6%, respectively, when compared to the corresponding periods of 2019. The decreases in the periods were primarily driven by the decline in U.S. drilling and completions activity.

For the three and nine months ended September 30, 2020, the U.S. generated an operating loss of $22 million and $250 million, a decline of $31 million and $294 million, respectively, when compared to the corresponding periods of 2019. For the three and nine months ended September 30, 2020, operating profit declined due to a decrease in revenue discussed above coupled with an increase in inventory charges, partially offset by reduced operating expenses. Additionally, for the nine months ended September 30, 2020, operating profit was negatively impacted by $188 million of impairment charges.

Canada

For the three and nine months ended September 30, 2020, revenue was $42 million and $161 million, a decline of $41 million or 49.4% and $82 million or 33.7%, respectively, when compared to the corresponding periods of 2019. The decreases in the periods were primarily driven by the declines in rig count and project activity.

For the three and nine months ended September 30, 2020, Canada generated an operating profit of $3 million and loss of $60 million, a decline of $1 million and $67 million, respectively, when compared to the corresponding periods of 2019. For the three and nine months ended September 30, 2020, operating profit declined due to the reductions in revenue discussed above, partially offset by a decline in operating expenses which included the impact from Canada Emergency Wage Subsidy. Additionally, for the nine months ended September 30, 2020, operating profit was negatively impacted by $60 million of impairment charges.

International

For the three and nine months ended September 30, 2020, revenue was $56 million and $210 million, a decline of $45 million or 44.6% and $87 million or 29.3%, respectively, when compared to the corresponding periods of 2019. For the three and nine months ended September 30, 2020, the decreases in revenue were driven by softer project activity.

For the three and nine months ended September 30, 2020, the International segment generated an operating loss of $2 million and $73 million, a decline of $3 million and $76 million, respectively, when compared to the corresponding periods of 2019. For the three months ended September 30, 2020, operating profit declined due to a reduction in revenue discussed above, partially offset by a reduction in operating expenses. For the nine months ended September 30, 2020, operating profit declined due to the reduction in revenue discussed above coupled with approximately $72 million of impairment charges and increased bad debt charges.

Cost of products

For the three and nine months ended September 30, 2020, cost of products was $264 million and $1,053 million, respectively, compared to $601 million and $1,851 million, respectively, for the corresponding periods in 2019. For the three and nine months ended September 30, 2020, the decreases were primarily due to lower revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and nine months ended September 30, 2020, warehousing, selling and administrative expenses were $83 million and $310 million, respectively, compared to $136 million and $407 million, respectively, for the corresponding periods of 2019. For the three and nine months ended September 30, 2020, operating expenses declined due to improved operating efficiencies. Additionally, for the nine months ended September 30, 2020, the decline in operating expenses was partially offset by an increase in separation charges. Warehousing, selling and administrative expenses include general corporate expenses, depreciation and branch, distribution center and regional expenses (including costs such as compensation, benefits and rent).

Impairment charges

For the three and nine months ended September 30, 2020, impairment charges were nil and $320 million, respectively, compared to nil in both periods for the corresponding periods of 2019. The Company recognized $230 million of goodwill impairment, $84 million of intangible asset impairment and $6 million of impairment for other long-lived assets for the nine months ended September 30, 2020.

Other expense

For the three and nine months ended September 30, 2020, other expense was nil and $2 million, respectively, compared to $2 million and $8 million, respectively, for the corresponding periods of 2019. For the three and nine months ended September 30, 2020, other expense declined primarily due to reductions in interest related charges.

Provision for income taxes

The effective tax rates for the three and nine months ended September 30, 2020, were (4.1%) and 0.6%, respectively, compared to 15.2% and 8.3%, respectively, for the same periods in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income (loss) (1)	$(22)	$10	$(383)	$42
Interest, net	—	1	—	4
Income tax provision (benefit)	1	2	(2)	4
Depreciation and amortization	6	10	23	30
Other costs (2)	—	1	334	2
EBITDA excluding other costs	$(15)	$24	$(28)	$82
EBITDA % excluding other costs (3)	(4.6%)	3.2%	(2.2%)	3.5%

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

(2)

Other costs included $320 million of impairment charges and $14 million in net separation and transaction-related expenses which were included in operating loss for the nine months ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $325 million and $183 million, respectively. As of September 30, 2020, approximately $70 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s pre-2018 earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. For the nine months ended September 30, 2020, we repatriated $19 million from our Canadian operations. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of September 30, 2020, we had no borrowings against our revolving credit facility, and had $209 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 97%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2020, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by or used in operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$133	$150
Net cash provided by (used in) investing activities	19	(17)
Net cash provided by (used in) financing activities	(6)	(136)

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $133 million compared to $150 million provided in the corresponding period of 2019. For the nine months ended September 30, 2020, net cash provided by operating activities was driven by $383 million of net loss primarily offset by $320 million of impairment charges and a net increase of $116 million from changes in working capital.

Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities was $19 million compared to $17 million used in the corresponding period of 2019. For the nine months ended September 30, 2020, the Company received $25 million in cash upon the closing of a business disposition, partially offset by $7 million cash used in purchases of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $6 million compared to $136 million used in the corresponding period of 2019. The activity in the period was attributed to the Company making payments relating to its finance lease arrangements.

Other

For the nine months ended September 30, 2020, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $4 million compared to nil for the corresponding period of 2019.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the nine months ended September 30, 2020 was outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2020, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposures to the Australian dollar, Kuwaiti dinar, Mexican peso and Norwegian kroner.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For nine months ended September 30, 2020, the Company realized a net foreign currency translation loss totaling $28 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the nine months ended September 30, 2020 and 2019, the Company reported foreign currency transaction gains of $2 million and losses of $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the nine months ended September 30, 2020 compared to the average for the same period of 2019 decreased by approximately 2% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound, Australian dollar, Kuwaiti dinar, Mexican peso and Norwegian kroner decreased in relation to the U.S. dollar by approximately 2%, 0%, 3%, 1%, 11% and 9%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2020 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximately $1 million change in net loss for the same period.

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

Date: November 4, 2020

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer