Form 10-K
period 2020-12-31
NOW Inc.
filed 2021-02-17
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was $0.9 billion. As of February 10, 2021, there were 109,951,610 shares of the Company’s common stock (excluding 574,022 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2021 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

PART I

ITEM 1.BUSINESS

Corporate Structure

NOW Inc. (“NOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On May 30, 2014, the spin-off from NOV Inc., formerly National Oilwell Varco, Inc. (“NOV”) was completed and NOW became an independent, publicly traded company (the “Spin-Off” or “Separation”). In accordance with a separation and distribution agreement between NOV and NOW, the two companies were separated by NOV distributing to its stockholders 107,053,031 shares of common stock of NOW Inc. with each NOV stockholder receiving one share of NOW common stock for every four shares of NOV common stock held at the close of business on the record date of May 22, 2014 and not sold prior to close of business on May 30, 2014. We filed a registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2014. On June 2, 2014, NOW stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “DNOW”. Following the Spin-Off, NOW became an independent, publicly traded company as NOV had no ownership interest in NOW. Each company has separate public ownership, boards of directors and management.

Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 195 locations and approximately 2,500 employees worldwide, we offer a complementary suite of digital procurement channels, in conjunction with our locations, that provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

Our solutions include outsourcing portions or entire functions of our customers’ procurement, warehouse and inventory management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAP™ Enterprise Resource Planning (“ERP”) system and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the Former Soviet Union (“FSU”). Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas (“LNG”) terminals, power generation utilities and customer on-site locations.

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

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, warehouse and inventory management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our inventory assets, operations and financials worldwide, enhancing decision making and efficiency.

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

United States

We have approximately 130 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement and controls, spoolable and coated steel-pipe and composite pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through the design, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas.

During 2020, in order to align with the updates to the operational and management structure, we combined the U.S. Supply Chain and U.S. Energy operating segments within the U.S. reportable segment.

Canada

We have a network of approximately 40 locations in the Canadian oilfield, predominately in the oil rich provinces of Alberta, Saskatchewan, Manitoba and other targeted locations across the country. Our Canada segment primarily serves energy exploration, production, mining and drilling business, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory and product and installation expertise to serve our customers.

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 25 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide products and supply chain solutions support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

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

We offer our products, services and supply chain solutions across the entire energy value chain, from onshore and offshore drilling of oil and gas, to the exploration and production of oil and gas, the separation, transfer, and disposal of produced water, to the midstream gathering, processing and transmission of oil, gas, water, natural gas liquids (“NGLs”), LNG, and refined petroleum products, to the downstream refining of oil, and the manufacturing of petrochemicals and specialty chemicals. In addition, we provide our products, services and supply chain solutions to other end markets including mining and minerals, municipal water and wastewater and industrial manufacturing.

We provide drilling products, MRO consumables, safety and original equipment manufacturer (“OEM”) equipment for land drilling rigs, workover rigs and initial offshore drilling rig load outs. Once rigs are contracted, commissioned and deployed, we seek to replace material and inventory consumed during drilling operations. We couple the sale of products with supply chain services in the form of inventory planning, inventory management and warehouse management. We provide a full suite of process and production equipment, pumps and compressor packages, artificial lift, steel, fiberglass and composite pipe, valves and fittings (“PVF”), instrumentation and measurement, and safety and personal protective equipment (“PPE”) in the exploration, production, separation, storage and gathering of oil and gas, as well as the separation, removal, storage and transfer of produced water.

To minimize air emissions, we provide vapor recovery systems to capture and transfer gas and volatile organic compounds during the separation and storage of oil, gas and water from operating reservoirs. For produced water, we provide fluid movement products that help our customers environmentally dispose of water. For oil streams, we provide products that measure the quality and quantity of oil and gas through the separation process and prior to distribution to the midstream sector. We offer a variety of fluid movement solutions ranging from standard to engineered pump packages and a wide variety of American Society of Mechanical Engineers (“ASME”) fabricated process and production equipment to remove water and contaminants prior to the midstream transfer of oil, NGLs and other refined products within the midstream sector. For gas processing and gas conditioning, we offer a full suite of PVF and ASME coded fabricated process equipment to efficiently and economically process and condition gas for transfer to end markets. Many of the terminals and tank farms used in the midstream space to facilitate the storage and distribution of oil, gas, NGLs, LNG, and other hydrocarbon-based fluids utilize our products. Across many of the process industries where we provide valves, we offer low emission stem packing options to help reduce emissions. We provide PVF, pumps, safety, PPE, supply chain and safety services to the refining, petrochemical, chemical and industrial industries. Our products are consumed from industrial customer’s daily MRO expenditures, customer capital projects in the form of existing plant expansions, new plant facilities, as well as planned and unplanned maintenance of processing units.

Our Distribution Channels

We offer a diverse range of products across the energy and industrial markets in the U.S., Canada and internationally. There are thousands of manufacturers of the products used in the markets in which we operate and customers demand a high level of service, responsiveness and availability across a broad set of products and vendors. These market dynamics make the distributor an essential element in the value chain for our customers. Our product offering is aligned to meet the needs of our customer base.

Energy

Energy branches are brick and mortar supply store operations that provide products to multiple upstream, midstream and downstream customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch warehouses based on local market needs and are delivered or available for pick-up as needed. These branches serve a geographical radius and provide delivery of products and solutions. A number of locations that service these same customers provide a complementary and expanded set of supply chain services in conjunction with the sale of products.

The distribution channel includes sales and operations professionals trained in the products, applications and customer service required to support customers as they drill, explore, produce, transport and refine oil and gas and other products. The primary product offering includes line pipe, valves, fabrication, valve actuation, fittings and flanges, pumps, OEM equipment, electrical products, mill supplies, tools, safety supplies, PPE, applied products and applications, such as artificial lift systems, coatings and miscellaneous expendable items. We couple the sale of products with supply chain services in the form of inventory planning, inventory management and warehouse management. Supply chain services can be customized to a customer’s requirements and guided by a strategic framework to reduce direct material expenditures and supply chain costs, improve maintenance productivity, reduce inventory-related working capital, streamline time to revenue and manage the risk of material availability affecting business continuity.

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps, compressors and fluid movement packages, fabricated liquid and gas measurement systems and process and production equipment. Process Solutions distributes OEM equipment including pumps, generator sets, air and gas compressors, dryers, blowers, mixers and valves. Within our process and production equipment category, we produce customer lease automatic custody transfer (“LACT”) units, vapor recovery units, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units. After-market services include rental, machining and repair service from a team of field mechanics located throughout the central U.S.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas tank battery solutions that positively impact our operator customers by enabling them to design a modular tank battery that enables flexibility and scalability for current and future production, while expediting revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for battery construction.

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

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. Customers can procure products through our direct branch model or through our ecommerce site, http://shop.dnow.com. We believe we could benefit from consolidation among the companies we serve, as the larger resulting companies look to global distributors as their source for products and related solutions.

No single customer represents more than 10% of our revenue.

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations and with online ecommerce sites, who aggregate and distribute several product lines, and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. In the energy market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc., MRC Global, Inc., Russel Metals, Inc., DXP Enterprises, Inc. and FloWorks International LLC. In the industrial market, some of the larger companies against whom we compete include Ferguson Enterprises, Inc., W.W. Grainger Inc., HD Supply, Inc., Wesco International Inc., MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Fastenal Company.

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

Human Capital Resources

At December 31, 2020, we had approximately 2,500 employees, of which approximately 100 were temporary employees. Some of our employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of our employees in the U.S. are subject to collective bargaining agreements. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation.

Training and Development Programs

The skills, knowledge and capabilities of our people are central to our success. We have developed training courses and programs, including a robust online learning platform providing our employees an opportunity for professional development.

We recognize that the advancement and empowerment of our workforce drives a better quality of work and life for our employees, ultimately resulting in the delivery of exceptional service to our customers. As such, we have designed a range of professional and leadership development programs focused on helping our employees reach their career goals.

Recognizing Employees

Recognition of individual achievements and contributions is an important part of our culture. Our Customer Priority One program encourages customers, peers and leaders to recognize DNOW employees, customers or vendors who exemplify DNOW’s commitment to customer service. We also award Milestone Service Awards to employees for their years of service and dedication of time to our Company, which recognize employees at each five-year service anniversary.

Workforce Diversity and Inclusion

We are committed to advancing an inclusive environment where diversity is appreciated and encouraged, and everyone has a sense of belonging throughout our organization. We recognize the opportunity to drive diversity in our workforce through talent acquisition and retention because we know that one of our greatest strengths is the diversity of our team. We recognize that having a team with a broad range of experience, cultural characteristics and varying perspectives fortifies our brand. We believe in advocating for diversity within our workforce by employing women and men of varying cultures, nationalities and backgrounds to work together to achieve a common goal.

To find the best employees, we must have a diverse pipeline of talent. We have expanded recruiting efforts with diverse organizations so we can reach a broader pool of candidates. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers. As of December 31, 2020, our U.S. workforce was comprised of approximately 25% female and 31% racial minorities.

We recognize that we are an integral part of the communities in which we operate. By directly engaging people in the communities we serve, we create a transparent dialogue to try and listen and learn from alternative views in how we conduct our business. The strengthening of minority- and women-owned businesses contributes to the overall economic growth of DNOW and the expansion of our markets.

Workforce Health and Safety

Safety is at the center of our actions. Simply put, we act with high priority on health and safety in our workplace and in the communities where we operate. Our safety culture is driven through our health, safety and environment (“HSE”) management system beginning with our HSE Policy Statement, which sets the tone for our company’s commitment to safety. A one-page, top-level document, expressly approved by our senior management team, the HSE Policy Statement outlines our expectations for all employees, vendors, customers, contractors, subcontractors and third parties. This HSE Policy Statement, combined with our HSE guiding principles, corporate policies and procedures and our business level HSE policies and procedures, makes up our management system, which is overseen both with corporate supervision and field level management to ensure emphasis is consistent on proper and safe behaviors.

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

Available Information

Our website address is www.dnow.com. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC and is expressly not incorporated by reference into this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A.RISK FACTORS

You should carefully consider each of the following risks in addition to all other information contained or incorporated herein. These risks relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. Our business, prospects, financial condition, results of operations or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risk and the consolidated financial statements and related notes included in this Form 10-K.

Risks Relating to Our Business

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids (“NGLs”). If the reduced demand for and prices of crude oil, natural gas and NGLs continue for a prolonged period, our operations, financial condition and cash flows may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations or offices. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, the resurgence of cases, stay-at-home orders and other similar restrictions.

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

•	the impact of public health crises, such as the COVID-19 pandemic, on worldwide demand for oil and gas;
•	the level of production from known reserves;
•	the cost of exploring for and producing oil and gas;
•	limits on access to capital and investor demands for capital discipline;
•	the level of drilling activity and drilling rig day rates;
•	worldwide economic activity;
•	national government political requirements;

•	changes in governmental regulations;
•	the development of alternate energy sources; and
•	environmental regulations.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery over capacity or under capacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, battery power, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-Organization for Economic Co-operation and Development countries, including China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•	the ability of OPEC and non-OPEC countries, such as Russia, to set and maintain production levels and prices for oil;
•	the level of production by non-OPEC countries;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	public health crises, such as the COVID-19 pandemic that began in 2020;
•	environmental regulation;
•	import duties and tariffs;

•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count decreased from 796 rigs on January 3, 2020 to 351 rigs on December 31, 2020. U.S. rig count averaged 436 rigs in 2020. U.S. rig count at January 22, 2021 was 378 rigs. The price for West Texas Intermediate crude was $47.47 per barrel at January 4, 2021, $61.17 per barrel on January 2, 2020 and $46.31 per barrel on January 2, 2019. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include public health crises, interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tariffs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.

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

The Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. Similarly, it is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.

Borrowings under our revolving credit facility bear an interest rate at the Company’s option, which includes LIBOR. There may be alternatives to this benchmark, but there are no assurances they will be available to the Company. The usage of interest rates other than LIBOR could result in increased borrowing costs to the Company.

Risks Relating to Our Supply Chain and International Trade Policies

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

Risks Relating to Legal and Regulatory Matters

We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and negatively impact the demand for our products.

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws; regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination and occupational health and safety. Regulations and courts may impose fines and penalties for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Our failure to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions. Certain laws and regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (also known as “CERCLA” or the “U.S. federal Superfund law”) or its state and foreign equivalents, may impose the obligation to investigate and remediate contamination at a facility on current and former owners or operators or on persons who may have sent waste to that facility for disposal. These laws and regulations may impose liability without regard to fault or to the legality of the activities giving rise to the contamination.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In November 2019, the United States formally initiated the process for withdrawing from the Paris Agreement and the withdrawal was effective November 4, 2020. President Joe Biden has stated that he intends to rejoin the Paris Agreement. The terms on which the United States will re-enter the Paris Agreement are uncertain at this time. However, after rejoining the United States will likely need to submit updated emission reduction targets. To the extent that the United States implements this agreement or imposes other climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business.

The energy business has benefited from the Trump Administration’s de-regulatory push. The Biden administration is expected to aggressively seek to regulate the energy industry and seek to eliminate in time the use of fossil fuels. This regulatory push will be magnified as the Democrats also control both houses of Congress. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on us.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2020, our three reporting segments, the United States, Canada and International, had approximately 130, 40 and 25 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore and UAE. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 10 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); all other owned facilities are not subject to any mortgages.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”.

Our board of directors has not declared any dividends during 2018, 2019 or 2020 and currently has no intention to declare dividends.

As of January 31, 2021, there were 1,888 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2020:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31	—	$—	$—	$—
November 1 - 30	219,825	5.67	—	—
December 1 - 31	2,476	6.69	—	—
	222,301	$5.68	$—	$—
(a)

During the three months ended December 31, 2020, 223,301 shares of the Company’s common stock were withheld and retired from the vesting of shares to employees in connection with the settlement of tax withholding obligations arising from vesting in restricted stock grants.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on NOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2015 and its relative performance is tracked through December 31, 2020.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among NOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
NOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
NOW Inc.	$100	$129	$70	$74	$71	$45
S&P Midcap 400	$100	$121	$140	$125	$157	$179
PHLX Oil Service Sector	$100	$119	$99	$54	$54	$31

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

ITEM 6.SELECTED FINANCIAL DATA

None.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial information include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 195 locations and approximately 2,500 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, E&P, midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable MRO supplies, pipe, valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, valve actuation and modular process, measurement and control equipment. We also offer procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

Our solutions include outsourcing portions or entire functions of our customers’ procurement, warehouse and inventory management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our SAP™ ERP system and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

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

We employ advanced information technologies, including a common ERP platform across most of our business, to provide complete procurement, warehouse and inventory management and logistics coordination to our customers around the globe. Having a common ERP platform allows immediate visibility into our inventory assets, operations and financials worldwide, enhancing decision making and efficiency.

Our revenue and operating results are related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See Item 1A. “Risk Factors.” We conduct our operations through three business segments: United States, Canada and International. See Item 1. “Business—Summary of Reportable Segments” for a discussion of each of these business segments.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2020 v		2020 v
	2020*	2019*	2019	2018*	2018
Active Drilling Rigs:
U.S.	436	944	(53.8%)	1,032	(57.8%)
Canada	90	135	(33.3%)	191	(52.9%)
International	826	1,098	(24.8%)	988	(16.4%)
Worldwide	1,352	2,177	(37.9%)	2,211	(38.9%)

West Texas Intermediate Crude Prices (per barrel)	$39.23	$56.98	(31.2%)	$64.94	(39.6%)
Natural Gas Prices ($/MMBtu)	$2.04	$2.57	(20.6%)	$3.17	(35.6%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$574.67	$620.53	(7.4%)	$827.25	(30.5%)
*	Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2020:

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

The worldwide average rig count declined 37.9% (from 2,177 rigs to 1,352 rigs) and the U.S. declined 53.8% (from 944 rigs to 436 rigs) in 2020 compared to 2019. The average price of WTI crude declined 31.2% (from $56.98 per barrel to $39.23 per barrel), and natural gas prices declined 20.6% (from $2.57 per MMBtu to $2.04 per MMBtu) in 2020 compared to 2019. The average price of Hot-Rolled Coil declined 7.4% (from $620.53 per short ton to $574.67 per short ton) in 2020 compared to 2019.

U.S. rig count at January 22, 2021 was 378 rigs, down 58 rigs from the 2020 average. The price for WTI crude was $52.28 per barrel at January 22, 2021, up 33.3% from the 2020 average. The price for natural gas was $2.45 per MMBtu at January 22, 2021, up 20.1% from the 2020 average. The price for Hot-Rolled Coil was $1,037.00 per short ton at January 25, 2021, up 80.5% from the 2020 average.

Executive Summary

For the year ended December 31, 2020, the Company generated a net loss of $427 million, or $(3.91) per fully diluted share on $1,619 million in revenue. Net loss worsened for the year ended December 31, 2020 by $330 million when compared to the corresponding period of 2019. Revenue decreased for the year ended December 31, 2020 by $1,332 million, or 45.1%, when compared to the corresponding period of 2019. For the year ended December 31, 2020, operating loss was $420 million compared to operating loss of $83 million for the corresponding period of 2019.

For the fourth quarter ended December 31, 2020, the Company generated a net loss of $44 million, or $(0.40) per fully diluted share on $319 million in revenue. Net loss improved for the fourth quarter ended December 31, 2020 by $95 million when compared to the corresponding period of 2019. Revenue decreased for the fourth quarter ended December 31, 2020 by $320 million, or 50.1%, when compared to the corresponding period of 2019. For the fourth quarter ended December 31, 2020, operating loss was $37 million, compared to operating loss of $137 million for the corresponding period of 2019.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil prices and natural gas as well as crude oil and natural gas storage levels are primary catalysts determining customer activity.

Throughout the year 2020, the macro environment changed rapidly and dramatically. The rising global oil supply and sudden demand shock from the COVID-19 pandemic drove significant reduced global demand of oil resulting in declines in oil prices and significant builds of oil inventory. Continuing to the date of this filing, levels of uncertainty still exist concerning the duration of the COVID-19 pandemic and the magnitude of its impact on the global economy and global oil and gas demand. The outlook for oil and gas demand and supply appears equally uncertain and is expected to largely be driven by the pace of approved vaccines produced and administered on a global basis, which will impact the magnitude, pace and timing of an economic recovery from the COVID-19 pandemic.

Amid these dynamics, we will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have taken decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and grow revenue through expanding digital channels. We have prioritized cost transformation and warehousing, selling and administrative expense reductions as a key response to declining activity. We will continue to optimize our operations and adapt to market activity as appropriate to position DNOW for the challenges ahead.

Results of Operations

Consolidated Results

Years Ended December 31, 2020 and December 31, 2019

A summary of the Company’s revenue and operating loss by segment in 2020 and 2019 follows (in millions):

	Year Ended December 31,		Variance
	2020	2019	$
Revenue:
United States	$1,153	$2,240	$(1,087)
Canada	209	319	(110)
International	257	392	(135)
Total revenue	$1,619	$2,951	$(1,332)

Operating loss:
United States	$(281)	$(6)	$(275)
Canada	(60)	(19)	(41)
International	(79)	(58)	(21)
Total operating loss	$(420)	$(83)	$(337)

United States

Revenue was $1,153 million for the year ended December 31, 2020, a decline of $1,087 million or 48.5% compared to the year ended December 31, 2019. The decrease in the period was primarily driven by the decline in U.S. drilling and completions activity.

Operating loss was $281 million for the year ended December 31, 2020, a decline of $275 million compared to operating loss of $6 million for the year ended December 31, 2019. Operating loss worsened in 2020 primarily due to an increase of $146 million in impairment charges compared to 2019, coupled with the decline in revenue discussed above, partially offset by a reduction in operating expenses.

Canada

Revenue was $209 million for the year ended December 31, 2020, a decline of $110 million or 34.5% compared to the year ended December 31, 2019. The decrease in the period was primarily driven by a decline in Canadian rig count.

Our Canadian revenue was approximately 13% of total revenue in 2020, similar to 2019. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar.

Operating loss was $60 million for the year ended December 31, 2020, a decline of $41 million compared to operating loss of $19 million for the year ended December 31, 2019. Operating losses worsened in 2020 primarily due to an increase of $33 million in impairment charges compared to 2019, coupled with the decline in revenue discussed above, partially offset by a reduction in operating expenses which was favorably impacted by the Canada Emergency Wage Subsidy.

International

Revenue was $257 million for the year ended December 31, 2020, a decline of $135 million or 34.4% compared to the year ended December 31, 2019. The decrease was primarily driven by a depressed market generally and softer project activity.

Our international revenue was approximately 16% of total revenue in 2020, similar to 2019. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $4 million due to changes in foreign currency exchange rates over the prior year.

Operating loss was $79 million for the year ended December 31, 2020, a decline of $21 million compared to operating loss of $58 million for the year ended December 31, 2019. Operating loss worsened in 2020 primarily due to an increase of $14 million in impairment charges compared to 2019, coupled with the decline in revenue discussed above, partially offset by a reduction in operating expenses which was unfavorably impacted by an increase in bad debt charges.

Cost of products

Cost of products was $1,327 million for the year ended December 31, 2020 compared to $2,365 million for the year ended December 31, 2019, a decrease of $1,038 million. The decrease was primarily due to lower revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight. Cost of products included inventory charges of $54 million in 2020 due to discontinued product lines and overall decline in market demand.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $391 million for the year ended December 31, 2020 compared to $541 million for the year ended December 31, 2019, a decrease of $150 million. The decrease was primarily due to improved operating efficiencies and workforce reductions. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment charges

Impairment charges were $321 million for the year ended December 31, 2020 compared to $128 million for the year ended December 31, 2019. The Company recognized $230 million of goodwill impairment, $84 million of intangible asset impairment, $6 million of impairment for other long-lived assets and $1 million of loss related to business divestitures.

Other expense

Other expense was $10 million for the years ended December 31, 2020 and 2019. These charges for the year ended December 31, 2020 were mainly attributable to expenses related to our pension plans and fees associated with our credit facility, partially offset by favorable impact from foreign currency exchange rate fluctuations.

Provision for income taxes

The effective tax rate for the years ended December 31, 2020, and December 31, 2019 was 0.6% and (4.4%), respectively. The effective tax rate is affected by recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rate for the year ended December 31, 2020, was impacted by changes in the valuation allowance in the United States and other foreign jurisdictions and nondeductible goodwill impairment. For the year ended December 31, 2019, the effective tax rate was impacted by changes in the valuation allowance in the United States, Canada and other foreign jurisdictions, nondeductible goodwill impairment and the recognition of deferred taxes related to outside basis differences in subsidiaries classified as held for sale.

Consolidated Results

Years Ended December 31, 2019 and December 31, 2018

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 19, 2020.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2020	2019	2018
GAAP net income (loss) (1)	$(427)	$(97)	$52
Interest, net	—	4	8
Income tax provision (benefit)	(3)	4	6
Depreciation and amortization	28	41	41
Other costs (2)	345	135	2
EBITDA excluding other costs	$(57)	$87	$109
EBITDA % excluding other costs (3)	(3.5%)	2.9%	3.5%
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

(2)

Other costs for 2020 included $321 million of impairment charges and $18 million in net separation and transaction-related expenses, which are included in operating loss. Other costs for 2020 also included $6 million in pension expense related to the de-risking of our defined benefit plans which is included in other expense. Other costs for 2019 included $128 million of impairment charges and $7 million in separation expenses and transaction costs, approximately half of which are related to the CEO departure, which are included in operating loss. Other costs for 2018 primarily included separation expenses and transaction costs associated with acquisitions, which are included in operating profit.

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

At December 31, 2020 and 2019, we had cash and cash equivalents of $387 million and $183 million, respectively. As of December 31, 2020, $86 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. For the year ended December 31, 2020, we repatriated $34 million from our Canadian operations. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of December 31, 2020, we had no borrowings against our revolving credit facility, and had $197 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 97%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2020, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, may prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$189	$224	$73
Net cash provided by (used in) investing activities	22	(22)	(9)
Net cash provided by (used in) financing activities	(8)	(138)	(37)

Fiscal Year 2020 Compared to Fiscal Year 2019

Net cash provided by operating activities was $189 million in 2020 compared to net cash provided by operating activities of $224 million in 2019. In 2020, net cash provided by operating activities was primarily driven by net loss of $427 million offset by $446 million of reconciling adjustments to net loss, which included $321 million of impairment charges, and net increase of $170 million from changes in working capital. In 2019, net cash provided by operating activities was primarily driven by net loss of $97 million offset by $223 million of reconciling adjustments to net loss, which included $128 million of impairment charges, and net increase of $98 million from changes in working capital.

Net cash provided by investing activities was $22 million in 2020 compared to net cash used in investing activities of $22 million in 2019. In 2020, net cash provided by investing activities was primarily attributed to proceeds received of $26 million related to business divestitures compared to in 2019, net cash used in investing activities was related to $8 million in business acquisitions.

Net cash used in financing activities was $8 million in 2020 compared to net cash used in financing activities of $138 million in 2019. In 2020, net cash used in financing activities was primarily attributed to payments relating to finance leases. In 2019, net cash used in financing activities was primarily attributed to net repayments under the revolving credit facility.

Effect of the Change in Exchange Rates

The effect of the change in exchange rates on cash flows was an increase of $1 million and $3 million for the years ended December 31, 2020 and 2019, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2021 to be approximately $10 million, primarily related to purchases of property, plant and equipment.

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

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2020 (in millions):

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Operating leases	$46	$19	$23	$3	$1
Financing leases	13	6	5	—	2
Total contractual obligations	$59	$25	$28	$3	$3

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill and long-lived assets, purchase price allocation of acquisitions, vendor consideration, stock-based compensation and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis. With the adoption of ASU 2016-13 on January 1, 2020, the estimated allowance for doubtful accounts (“AFDA”) reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. At December 31, 2020 and 2019, allowance for doubtful accounts totaled $28 million and $16 million, or 12.4% and 4.1% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2020 and 2019, inventory reserves totaled $39 million and $26 million, or 13.0% and 5.3% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill and Long-lived Assets

The Company has no goodwill as of December 31, 2020. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. The Company conducts goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill impairment is recorded based on that difference up to the total amount of goodwill for that reporting unit. During 2020, to align with the updates to the operational and management structure, the Company combined two reporting units within the U.S. reportable segment, U.S. Energy and U.S. Supply Chain, each with goodwill of zero prior to and after the combination. As of December 31, 2020, the Company has four reporting units; U.S. Energy, U.S. Process Solutions, Canada and International.

Long-lived assets other than goodwill include property, plant and equipment, operating right-of-use assets and intangible assets. The Company evaluates the recoverability of long-lived assets other than goodwill for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

The fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections and multiple-based market approach for comparable companies, where applicable. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill and other long-lived asset impairment, which bear the risk of change and could impact the impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the discount rate. The starting point for the reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also consider long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The Company makes significant assumptions and estimates, which utilize level 3 measures, about the extent and timing of future cash flows, growth rates and discount rates that represent unobservable inputs into valuation methodologies. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the estimated fair value of its reporting units.

During the first quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of our primary customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test and recognized impairment of $125 million, $60 million and $45 million for the U.S., Canada and International reporting units, respectively, which were included in impairment charges in the consolidated statements of operations.

During the first quarter of 2020, the results of the Company's test for impairment of goodwill and the other negative market indicators described above were a triggering event that indicated that its long-lived assets, including property, plant and equipment, operating right-of-use assets and intangible assets, were possibly impaired. As a result, the Company performed a recoverability test and recognized $90 million of impairments of long-lived assets for the quarter ended March 31, 2020 and the year ended December 31, 2020 which were included in impairment charges in the consolidated statements of operations. No triggering events were identified subsequently in 2020 to indicate that the remaining carrying value of long-lived assets were not recoverable.

During the fourth quarter of 2019, the Company performed its annual goodwill impairment test and determined the fair values of the Canada and International reporting units were below their carrying values. As a result, the Company recognized $54 million and $27 million of goodwill impairment for the International and Canada reporting units, respectively, which was included in impairment charges in the consolidated statements of operations. The impairment charges were primarily the result of actual declines in customer and rig activity and downward revisions to forecasted rig and customer spend activity occurring in the fourth quarter of 2019, which we incorporated into our outlook and forecasted results of operations.

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

The Company remains in a three-year cumulative loss position at the end of 2020. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2020. The change during the year in the valuation allowance was $58 million in the U.S. and $3 million in other foreign jurisdictions.

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

As of December 31, 2020, the amount of undistributed earnings of foreign subsidiaries was approximately $12 million. With the exception of the Company’s earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. On January 1, 2020, the Company adopted ASC Topic 326 using the modified retrospective basis and began to recognize AFDA based on the estimated lifetime expected credit loss related to trade receivables. The adoption of ASC Topic 326 resulted in a cumulative-effect adjustment of $6 million (net of income taxes) to its opening accumulated deficit and AFDA in the consolidated balance sheets. See Note 2 “Summary of Significant Accounting Policies” and Note 4 “Receivables, net” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. On January 1, 2020, the Company adopted this standard and expanded its fair value disclosures to address the quantitative and qualitative requirements of this standard. See Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for fair value disclosures relating to the impairment of goodwill and other long-lived assets.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our 2020 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2020, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). During 2020, we experienced a net foreign currency translation loss totaling $17 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other expense. For the years ended December 31, 2020, 2019 and 2018, we reported a net foreign currency transaction gain of $2 million, a loss of $1 million and a loss of $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2020 compared to the average for 2019 decreased by approximately 1% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign currency denominated foreign operations. We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2020 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million change in net loss for 2020.

Commodity Steel Pricing

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits, Financial Statement Schedules.”

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2020.

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

•

Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 is included in this annual report and is incorporated herein by reference.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2020, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,761,765		$17.93	6,659,510
Equity compensation plans not approved by security holders	−	$	−	−
Total	4,761,765		$17.93	6,659,510
(1)

Includes 315,075 shares of issuable performance-based awards if specific targets are met, and 60,247 shares of Restricted Stock Units and Phantom Shares (collectively, “RSUs”) which have no exercise price. Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.

(2)	Includes 6,659,510 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

_________________________________________

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

NOW Inc.

Date: February 17, 2021

By:	/s/ David A. Cherechinsky
David A. Cherechinsky
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints David A. Cherechinsky and Mark B. Johnson, and each of them acting alone, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 17, 2021
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer	February 17, 2021
Mark B. Johnson

/s/ J. Wayne Richards	Chairman of the Board	February 17, 2021
J. Wayne Richards

/s/ Richard J. Alario	Director	February 17, 2021
Richard J. Alario

/s/ Terry Bonno	Director	February 17, 2021
Terry Bonno

/s/ Galen Cobb	Director	February 17, 2021
Galen Cobb

/s/ Paul Coppinger	Director	February 17, 2021
Paul Coppinger

/s/ James Crandell	Director	February 17, 2021
James Crandell

/s/ Rodney Eads	Director	February 17, 2021
Rodney Eads

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter

As discussed in Note 2 and 7 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level or more frequently if indicators of impairment exist. The Company evaluates the recoverability of goodwill by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using a discounted cash flow analysis based upon projected financial information. Given the significance of the events described in Note 7, qualitative indicators of impairment existed resulting in an interim test of impairment during the first quarter of the year. The Company recorded goodwill impairment charges of $230 million.

Auditing management's goodwill impairment test is complex, involved subjective auditor judgment and required the involvement of specialists due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to assumptions such as changes in the revenue growth rates and the discount rate, which are affected by expectations about future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows and management’s review of the discount rate.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and revenue growth rates to available industry data including forecasted rig count information. We involved our valuation specialists in reviewing the valuation methodology and evaluating the discount rate. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Impairment Assessment and Valuation of Long-lived Assets
Description of the Matter

As more fully described in Notes 2, 5, 8 and 11 to the consolidated financial statements, in the first quarter of 2020, the Company identified impairment indicators, which resulted in the Company evaluating its long-lived assets including intangible assets for recoverability. The Company compared the estimated undiscounted future cash flows of each long-lived asset group to its carrying value. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived asset groups when the carrying amount exceeds the fair value. The Company determined that certain long-lived assets, including finite-lived intangibles, property, plant and equipment and right of use assets were not recoverable. As a result, the Company recognized $84 million of intangible asset impairment, $4 million of property, plant and equipment impairment and $2 million of right-of-use asset impairment charges.

Auditing management's evaluation of long-lived asset groups for impairment was complex and involved subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows and fair values of the long-lived asset groups where indicators of impairment were determined to be present. In particular, the future cash flows and fair value estimates were sensitive to significant assumptions including the estimation of the revenue growth rates and discount rates, which are affected by expectations about future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate the asset groups for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of the long-lived asset groups for impairment, we performed audit procedures that included, among others, assessing the methodologies used to estimate future cashflows and estimate fair values, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and revenue growth rates to available industry data including forecasted rig count information. We involved our valuation specialists in reviewing the methodologies and key assumptions. We assessed the historical accuracy of management’s estimates and where appropriate, assessed whether the assumptions used were consistent with those used in the goodwill impairment analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on Internal Control over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2021

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$387	$183
Receivables, net	198	370
Inventories, net	262	465
Assets held-for-sale	—	34
Prepaid and other current assets	14	15
Total current assets	861	1,067
Property, plant and equipment, net	98	120
Deferred income taxes	1	2
Goodwill	—	245
Intangibles, net	—	90
Other assets	48	67
Total assets	$1,008	$1,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172	$255
Accrued liabilities	95	127
Liabilities held-for-sale	—	6
Other current liabilities	5	8
Total current liabilities	272	396
Long-term operating lease liabilities	25	34
Deferred income taxes	—	4
Other long-term liabilities	12	13
Total liabilities	309	447
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 109,951,610 and 109,207,678 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	2,051	2,046
Accumulated deficit	(1,208)	(775)
Accumulated other comprehensive loss	(145)	(128)
Total stockholders' equity	699	1,144
Total liabilities and stockholders' equity	$1,008	$1,591

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,619	$2,951	$3,127
Operating expenses:
Cost of products	1,327	2,365	2,497
Warehousing, selling and administrative	391	541	557
Impairment charges	321	128	—
Operating profit (loss)	(420)	(83)	73
Other expense	(10)	(10)	(15)
Income (loss) before income taxes	(430)	(93)	58
Income tax provision (benefit)	(3)	4	6
Net income (loss)	$(427)	$(97)	$52
Earnings (loss) per share:
Basic earnings (loss) per common share	$(3.91)	$(0.89)	$0.47
Diluted earnings (loss) per common share	$(3.91)	$(0.89)	$0.47
Weighted-average common shares outstanding, basic	109	109	108
Weighted-average common shares outstanding, diluted	109	109	109

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(427)	$(97)	$52
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	15	(38)
Comprehensive income (loss)	$(444)	$(82)	$14

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(427)	$(97)	$52
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28	41	41
Provision for doubtful accounts	9	(2)	2
Provision for inventory	54	13	8
Impairment charges	321	128	—
Other, net	34	43	16
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	157	98	(69)
Inventories	148	109	(30)
Accounts payable and accrued liabilities	(134)	(110)	54
Other, net	(1)	1	(1)
Net cash provided by (used in) operating activities	189	224	73
Cash flows from investing activities:
Purchases of property, plant and equipment	(8)	(12)	(11)
Business acquisitions, net of cash acquired	—	(8)	—
Net proceeds from sale of business	26	—	—
Other, net	4	(2)	2
Net cash provided by (used in) investing activities	22	(22)	(9)
Cash flows from financing activities:
Borrowings under the revolving credit facility	—	268	503
Repayments under the revolving credit facility	—	(400)	(533)
Other, net	(8)	(6)	(7)
Net cash provided by (used in) financing activities	(8)	(138)	(37)
Effect of exchange rates on cash and cash equivalents	1	3	(9)
Net change in cash and cash equivalents	204	67	18
Cash and cash equivalents, beginning of period	183	116	98
Cash and cash equivalents, end of period	$387	$183	$116
Supplemental disclosures of cash flow information:
Income taxes paid, net	$2	$7	$6
Interest paid	$—	$5	$9
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$—	$3	$—

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional	Retained	Accum. Other	Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2017	108	$1	$2,019	$(730)	$(105)	$1,185
Net income	—	—	—	52	—	52
Stock-based compensation	—	—	16	—	—	16
Exercise of stock options	—	—	1	—	—	1
Shares withheld for taxes	—	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	(38)	(38)
December 31, 2018	108	$1	$2,034	$(678)	$(143)	$1,214
Net loss	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	13	—	—	13
Exercise of stock options	—	—	2	—	—	2
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	15	15
December 31, 2019	109	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change		—	—	(6)	—	(6)
Net loss	—	—	—	(427)	—	(427)
Stock-based compensation	—	—	6	—	—	6
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(17)	(17)
December 31, 2020	110	$1	$2,051	$(1,208)	$(145)	$699

See notes to consolidated financial statements.

NOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and DNOW brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the United States (“U.S.”), Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. NOW’s energy product offerings are used in the oil and gas industry including upstream drilling and completion, exploration and production, midstream infrastructure development and downstream petroleum refining – as well as in other industries, such as chemical processing, power generation and industrial manufacturing operations. The industrial distribution portion of NOW’s business targets a diverse range of manufacturing and facilities across numerous industries and end markets. NOW also provides supply chain management to drilling contractors, E&P operators, midstream operators and downstream energy companies. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current accounting principles generally accepted in the United States (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. On January 1, 2020, the Company adopted ASC Topic 326 using the modified retrospective basis and began to recognize allowance for doubtful accounts (“AFDA”) based on the estimated lifetime expected credit loss related to trade receivables. The adoption of ASC Topic 326 resulted in a cumulative-effect adjustment of $6 million (net of income taxes) to its opening accumulated deficit and AFDA in the consolidated balance sheets. See Note 2 “Summary of Significant Accounting Policies” and Note 4 “Receivables, net” for additional information.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. On January 1, 2020, the Company adopted this standard and expanded its fair value disclosures to address the quantitative and qualitative requirements of this standard. See Note 2 “Summary of Significant Accounting Policies” for fair value disclosures relating to the impairment of goodwill and other long-lived assets.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2020 and 2019, the Company reported inventory of $262 million and $465 million, respectively (net of inventory reserves of $39 million and $26 million, respectively).

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Long-lived assets other than goodwill include property, plant and equipment, operating right-of-use assets and intangible assets. The Company evaluates the recoverability of long-lived assets other than goodwill for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. If such review indicates that the carrying amount of long-lived assets other than goodwill is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of long-lived assets other than goodwill. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

The Company conducts goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The Company had no goodwill as of December 31, 2020.

The Company evaluates goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below that constitutes a business for which financial information is available and is regularly reviewed by management. In 2020, to align with the updates to the operational and management structure, the Company combined two reporting units within the U.S. reportable segment, U.S. Energy and U.S. Supply Chain, each with goodwill of zero prior to and after the combination. As a result, the Company had four reporting units – U.S. Energy, U.S. Process Solutions, Canada and International. Prior to 2020, the Company had five reporting units for this purpose – U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International.

The Company tests goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. If the carrying amount exceeds the fair value of a reporting unit, an impairment loss is recognized in an amount equal to that excess, but not to exceed the total amount of goodwill allocated to that reporting unit.

The Company determines the fair value of both goodwill and other long-lived assets primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers, among other factors, the relationship between the market capitalization of the Company and the total estimated fair value of its reporting units less debt. Given the current volatile market environment, the Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as level 3 inputs under the fair value hierarchy. Discount rates utilized to value the reporting units were in a range from 11.5% to 12.8% during the fair value valuation in the first quarter of 2020.

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

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other expense. Net foreign currency transactions were a gain of $2 million, a loss of $1 million and a loss of $2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in other expense in the accompanying consolidated statements of operations.

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

Warehousing, Selling and Administrative Expenses

Warehousing, selling and administrative expenses include branch, distribution center and regional expenses (including costs such as compensation, benefits and rent), depreciation and corporate general expenses.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts are established based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. With the adoption of ASU 2016-13 the estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. Balances that remain outstanding after the Company has used reasonable collection efforts are written off. No single customer represents more than 10% of the Company’s revenue.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, impairment of goodwill and other long-lived assets, purchase price allocation of acquisitions, vendor consideration, stock-based compensation, pension plan obligations and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2020 and 2019, contracts assets were $1 million and $3 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less. These expenses were not material for the years ended December 31, 2020 and 2019.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of December 31, 2020 and 2019, contract liabilities were $19 million and $34 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. The decrease in contract liabilities for the year ended December 31, 2020 was primarily related to recognizing revenue of approximately $18 million that was deferred as of December 31, 2019, partially offset by net current year customer deposits and credits of approximately $3 million.

See Note 15 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2020	2019	2018
Allowance for doubtful accounts
Beginning balance	$16	$27	$29
Cumulative effect of accounting change	6	—	—
Additions (deductions) charged to expenses	9	(2)	2
Charge-offs and other	(3)	(9)	(4)
Ending balance	$28	$16	$27

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2020	2019
Information technology assets	1-7 Years	$49	$46
Operating equipment (1)	2-15 Years	101	109
Buildings and land (2)	5-35 Years	102	100
Construction in progress		1	10
Total property, plant and equipment		253	265
Less: accumulated depreciation		(155)	(145)
Property, plant and equipment, net		$98	$120
(1)	Includes finance right-of-use assets.
(2)	Land has an indefinite life

Depreciation expense was $24 million, $22 million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2020, the Company recognized $4 million impairment of property, plant and equipment, net which was included in impairment charges in the consolidated statements of operations. See Note 8 “Intangibles, net” for additional information.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2020	2019
Compensation and other related expenses	$27	$31
Contract liabilities	19	34
Taxes (non-income)	10	12
Current portion of operating lease liabilities	17	21
Other	22	29
Total	$95	$127

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2018 (1)	$119	$90	$105	$314
Additions	6	—	—	6
Impairment	—	(27)	(54)	(81)
Foreign currency translation adjustments	—	4	2	6
Balance at December 31, 2019	$125	$67	$53	$245
Impairment	(125)	(60)	(45)	(230)
Foreign currency translation adjustments	—	(7)	(8)	(15)
Balance at December 31, 2020	$—	$—	$—	$—
(1)	The United States segment is net of prior years accumulated impairment of $393 million.

During the first quarter of 2020, the Company’s market capitalization declined significantly driven by macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of our primary customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test. As a result, for the quarter ended March 31, 2020 and the year ended December 31, 2020, the Company recognized $230 million goodwill impairment for both periods which was included in impairment charges in the consolidated statements of operations. The Company had no goodwill as of December 31, 2020.

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

No tax benefit was reported on the Company’s goodwill impairment for the years ended December 31, 2020 and 2019, as the goodwill impairment was either nondeductible for tax purposes or was subject to a valuation allowance. For the year ended December 31, 2018 no goodwill impairments were recognized as the fair value of each reporting unit exceeded its carrying value.

8. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, trade names, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives. Intangible assets that are fully amortized are removed from the disclosures.

During the first quarter of 2020, the results of the Company's test for impairment of goodwill and the other negative market indicators described in Note 7 “Goodwill” were a triggering event that indicated that its long-lived assets, including property, plant and equipment, operating right-of-use assets and intangible assets, were possibly impaired. Therefore, the Company performed a recoverability test and the results indicated that long-lived assets associated with three reporting units were not recoverable. Further, the estimated fair value of these assets was determined to be below their carrying value. As a result, the Company recognized $90 million of impairments of long-lived assets for the quarter ended March 31, 2020 and the year ended December 31, 2020, which were included in impairment charges in the consolidated statements of operations. A tax benefit of $4 million was also recognized related to the long-lived asset impairments. No triggering events were identified subsequently in 2020 to indicate that the remaining carrying value of long-lived assets were not recoverable.

The impairment of long-lived assets recognized in the first quarter and year ended 2020 is shown as follows (in millions):

	United States	International	Total
Intangibles, net	$(62)	$(22)	$(84)
Property, plant and equipment, net	—	(4)	(4)
Operating right-of-use assets	(1)	(1)	(2)
Total impairment	$(63)	$(27)	$(90)

During the fourth quarter of 2019, the Company made strategic decisions to discontinue the use of certain acquired trade names in order to eliminate branding dilution in the market and align the Company’s marketing around its DNOW brands. As of December 31, 2019, the Company completed the disposals of these trade names by abandonment and recognized impairment charges of $34 million in the U.S. reporting segment and $4 million in the International reporting segment. Such impairment was included in impairment charges in the consolidated statements of operations, representing the remaining carrying values of these specifically acquired intangible assets. The Company did not record impairment for intangible assets for the year ended December 31, 2018.

As of December 31, 2019, identified intangible assets by major classification, affected by the fluctuation of foreign currency rates, consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2019:
Trademarks and patents	$38	$(9)	$29
Customer relationships	116	(57)	59
Other	2	—	2
Total identified intangibles	$156	$(66)	$90

As of December 31, 2020, identified intangible assets were less than $1 million. Amortization expense was $4 million, $19 million and $20 million for the years ended December 31, 2020, 2019, and 2018, respectively.

9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$(289)	$(12)	$39
Foreign	(141)	(81)	19
Income (loss) before income taxes	$(430)	$(93)	$58

The provision (benefit) for income taxes for 2020, 2019 and 2018 consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S. Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
U.S. State:
Current	—	1	1
Deferred	—	—	—
	—	1	1
Foreign:
Current	1	5	6
Deferred	(4)	(2)	(1)
	(3)	3	5
Income tax provision (benefit)	$(3)	$4	$6

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income tax provision (benefit) at federal statutory rate	$(90)	$(19)	$12
Foreign tax rate differential	1	2	2
State income tax provision (benefit), net of federal benefit	(4)	—	3
Nondeductible expenses	2	3	9
Foreign tax credits	—	1	21
Benefit of net operating loss	—	—	(14)
One-time transition tax	—	—	1
Investment in subsidiaries	—	(9)	—
Nondeductible goodwill impairment	25	16	—
Change in valuation allowance	61	9	(28)
Change in contingency reserve and other	2	1	—
Income tax provision (benefit)	$(3)	$4	$6
Effective tax rate	0.6%	(4.4)%	10.7%

For the year ended December 31, 2020, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the U.S. and other foreign jurisdictions and nondeductible goodwill impairment. For the year ended December 31, 2019, the effective tax rate was impacted by a valuation allowance in the U.S., Canada and other foreign jurisdictions, nondeductible goodwill impairment and recognition of deferred taxes related to outside basis differences in subsidiaries classified as held for sale. For the year ended December 31, 2018, the effective tax rate was impacted by a valuation allowance recorded against the Company’s deferred tax assets in the U.S., Canada and other foreign jurisdictions and utilization of foreign tax credits related to earnings of foreign subsidiaries that were previously deferred.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s provision for income taxes for the year ended December 31, 2020.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2020	2019	2018
Deferred tax assets:
Allowances and operating liabilities	$3	$5	$8
Net operating loss carryforwards	79	56	56
Foreign tax credit carryforwards	7	7	8
Allowance for doubtful accounts	5	2	6
Inventory reserve	13	9	10
Stock-based compensation	6	8	8
Intangible assets	66	28	24
Assets held-for-sale	—	4	—
Investment in subsidiaries	—	9	—
Capital Loss Carryforward	11	—	—
Book over tax depreciation	5	4	2
Other	5	4	3
Total deferred tax assets	$200	$136	$125
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—	$—
Net deferred tax assets before valuation allowance	200	136	125
Valuation allowance	(199)	(138)	(129)
Net deferred tax assets (liabilities)	$1	$(2)	$(4)

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

The Company remains in a three year cumulative loss position at the end of 2020. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2020. The change during the year in the valuation allowance was $58 million in the U.S. and $3 million in other foreign jurisdictions.

There are no uncertain tax positions as of any of the periods presented. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2020, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity, but are generally open in the U.S. for the tax years ending after 2016 and outside the U.S. for the tax years ending after 2014.

In the U.S., the Company has $315 million of federal net operating loss carryforwards as of December 31, 2020, $218 million will expire between 2036 through 2037 and $97 million have no expiration. The potential tax benefit of $66 million has been reduced by a $66 million valuation allowance. In addition to a reduction in future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses. The Company has $181 million of state net operating loss carryforwards as of December 31, 2020, which will expire between 2021 through 2040, with the majority expiring after 2034. The potential tax benefit of $10 million has been reduced by a $10 million valuation allowance. Outside the U.S., the Company has $15 million of net operating loss carryforwards as of December 31, 2020, of which $12 million have no expiration and $3 million will expire between 2021 and 2040. The potential tax benefit of $3 million has been reduced by a $3 million valuation allowance. As of December 31, 2020, the Company has $7 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential tax benefit of $7 million has been reduced by a $7 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

As of December 31, 2020, the amount of undistributed earnings of foreign subsidiaries was approximately $12 million. With the exception of the Company’s earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits. No additional income taxes have been provided for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of December 31, 2020, the Company had no borrowings against the Credit Facility and had approximately $197 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 97% subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the expiration date.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2021.

11. Leases

The Company leases certain facilities, vehicles and equipment. The Company determines if an arrangement contains a lease at contract inception and recognizes ROU assets and lease liabilities for leases with terms greater than twelve months. Leases with an initial term of twelve months or less are accounted for as short-term leases and are not recognized in the balance sheet. Operating fixed lease expenses and finance lease depreciation expense are recognized on a straight-line basis over the lease term. Variable lease payments which cannot be determined at the lease commencement date, such as reimbursement of lessor expenses, were not included in the ROU assets or lease liabilities.

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

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2020, the weighted-average remaining lease terms were approximately 3 years for operating leases and 5 years for finance leases, and the weighted-average discount rates were 6.5% for operating leases and 5.6% for finance leases.

During the year ended December 31, 2020, the Company recognized $2 million impairment of operating right-of-use assets which was included in impairment charges in the consolidated statements of operations. See Note 8 “Intangibles, net” for additional information.

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2020	2019
Assets
Operating	Other assets	$41	$56
Finance	Property, plant and equipment, net	10	16
Total ROU assets		$51	$72

Liabilities
Current
Operating	Accrued liabilities	$17	$21
Finance	Other current liabilities	5	7
Long-term
Operating	Long-term operating lease liabilities	25	34
Finance	Other long-term liabilities	6	10
Total lease liabilities		$53	$72

Components of lease expense is as follows (in millions):

		Year Ended December 31,
	Classification	2020	2019
Operating lease cost (1)	Warehousing, selling and administrative	$26	$31
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	7	5
Short-term lease cost	Warehousing, selling and administrative	6	7
Variable lease cost	Warehousing, selling and administrative	2	3

(1) Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.

(2) Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is approximately $1 million.

Rental expense related to operating leases approximated $48 million for the year ended December 31, 2018.

Supplemental cash flow information is as follows (in millions):
	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27	$31
Financing cash flows from finance leases (1)	7	5
ROU assets obtained in exchange for new lease liabilities
Operating	$10	$17
Finance	2	20

(1) Interest payments from finance lease liabilities is approximately $1 million.

Maturity of lease liabilities as of December 31, 2020 were as follows (in millions):

	Operating Lease	Finance Lease
2021	$19	$6
2022	14	4
2023	9	1
2024	3	—
2025	—	—
Thereafter	1	2
Total future lease payments	46	13
Less: interest	(4)	(2)
Present value of lease liabilities	$42	$11

The Company assumed leases with certain former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $2 million, $2 million and $3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Total future commitments related to these operating leases is approximately $4 million through 2023.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2020, the Company was contingently liable for approximately $12 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2020 and 2019, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company’s foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded a gain of $1 million, loss of $1 million and loss of $1 million, respectively, related to changes in fair value. All gains and losses were included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $8 million, $15 million and $20 million as of December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2019	$(128)
Other comprehensive loss	(17)
Balance at December 31, 2020	$(145)

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

15. Business Segments

As of December 31, 2020, the Company had four operating segments – U.S. Energy, U.S. Process Solutions, Canada and International. During 2020, to align with the updates to the operational and management structure, the Company combined two operating segments within the U.S. reportable segment, U.S. Energy and U.S. Supply Chain, each with goodwill of zero prior to and after the combination. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical or future expected operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The U.S. Energy and U.S. Process Solutions operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments. They have been aggregated into the United States reportable segment.

United States

The Company has approximately 130 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of approximately 40 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan, Manitoba and other targeted locations across the country. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in approximately 20 countries and serves the needs of its international customers from approximately 25 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2020
Revenue	$1,153	$209	$257	$1,619
Operating loss	(281)	(60)	(79)	(420)
Impairment charges	189	60	72	321
Depreciation and amortization	23	2	3	28
Property, plant and equipment, net	70	12	16	98
Total assets (1)	714	141	153	1,008
2019
Revenue	$2,240	$319	$392	$2,951
Operating loss	(6)	(19)	(58)	(83)
Impairment charges	43	27	58	128
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	84	14	22	120
Total assets (1)	1,034	259	298	1,591
2018
Revenue	$2,371	$358	$398	$3,127
Operating profit	57	14	2	73
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	73	12	21	106
Total assets (1)	1,148	294	353	1,795

(1)

Beginning in 2020, due to asset impairments and declining market conditions, reporting segment assets excluded inter-segment adjustments that were eliminated in the total assets in the consolidated balance sheets. Prior periods have been reclassified to conform with the current period presentation.

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2020	2019	2018
Product Category
Drilling and production	$428	$711	$691
Pipe	228	473	587
Valves	326	608	664
Fittings and flanges	287	524	523
Mill tool, MRO, safety and other	350	635	662
Total	$1,619	$2,951	$3,127

16. Earnings (Loss) Per Share (“EPS”)

Basic EPS is based on net income (loss) attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted and vested unexercised stock options, but only to the extent these instruments dilute earnings (loss) per share.

For the year ended December 31, 2020, 2019 and 2018, a total of approximately 6 million, 8 million and 5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or due to the Company recognizing a net loss for the period.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to the Company	$(427)	$(97)	$52
Less: net income attributable to participating securities	—	—	(1)
Net income (loss) attributable to the Company's stockholders	$(427)	$(97)	$51
Denominator:
Weighted average basic common shares outstanding	109,406,079	108,779,891	108,296,155
Effect of dilutive securities	—	—	341,489
Weighted average diluted common shares outstanding	109,406,079	108,779,891	108,637,644
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$(3.91)	$(0.89)	$0.47
Diluted	$(3.91)	$(0.89)	$0.47

Under ASC Topic 260, “Earnings Per Share,” the two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss is not allocated to nonvested awards in periods the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to the Company allocated to these participating securities was excluded from net income attributable to the Company’s stockholders in the numerator of the earnings per share computation.

17. Stock-based Compensation and Outstanding Awards

Under the terms of the NOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provides for the grant of stock options, restricted stock awards, restricted stock units, phantom shares and performance stock awards.

Stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018 totaled $6 million, $13 million and $16 million, respectively. The tax effected benefit for share-based compensation arrangements was $1 million, $3 million, and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Unvested stocks and awards associated with certain management employees retiring were allowed to continue to vest after retirement for a period less than one year during the term in which such employees served as consultants to the Company, for which the Company accounted as a Type III modification under ASC Topic 718 since the expectation of the award vesting changed from improbable to probable. Therefore, the stock-based compensation expense recognized was based on the modification-date fair value resulting in a reduction of stock-based compensation expense for the year ended December 31, 2020.

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

For the stock options granted in 2020, 2019 and 2018, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term:

	December 31,
	2020	2019	2018
Valuation Assumptions:
Expected volatility	43.7%	43.7%	44.2%
Risk-free interest rate	1.4%	2.5%	2.7%
Expected dividends (per share)	$—	$—	$—
Expected term (in years)	4.5	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	5,126	$20.11
Granted	697	9.53
Forfeited and expired	(1,437)	21.61
Exercised	—	—
Outstanding as of December 31, 2020	4,386	$17.93	3.39	$—
Exercisable at December 31, 2020	3,166	$20.70	2.64	$—

The weighted average grant-date fair value of options granted for the years ended December 31, 2020, 2019 and 2018 was $3.59, $6.02 and $3.95, respectively. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was less than $1 million. As of December 31, 2020, unrecognized compensation cost related to stock option awards was approximately $3 million, which is expected to be recognized over a weighted average period of 1.4 years. There were no stock options exercised during the year ended December 31, 2020.

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

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2019	1,272	$19.38
Granted	374	8.78
Vested (1)	(963)	22.69
Forfeited	(49)	11.88
Nonvested as of December 31, 2020	634	$10.25
(1)	256 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $8.78, $13.42 and $10.82 for RSAs and RSUs granted for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, unrecognized compensation cost related to RSAs and RSUs was $3 million, which is expected to be recognized over a weighted average period of 1.1 year. The total vest-date fair value of shares vested for the years ended December 31, 2020, 2019 and 2018 was $4 million, $12 million, and $7 million, respectively.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2019	213	$15.67
Granted	195	12.12
Vested (1)	(52)	20.64
Forfeited	(41)	16.63
Nonvested as of December 31, 2020	315	$12.53

(1) 15 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2020, 2019 and 2018 was $12.12, $17.69 and $11.81 respectively. As of December 31, 2020, unrecognized compensation cost related to PSAs was $1 million, which is expected to be recognized over a weighted average period of 1.3 years. The total vest-date fair value of PSAs vested during the year ended December 31, 2020 was less than $1 million.

18. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

At December 31, 2020, the Company had approximately 2,500 employees, of which approximately 100 were temporary employees. Some of the Company’s employees in various foreign locations are subject to collective bargaining agreements. Less than one percent of the Company’s employees in the U.S. are subject to collective bargaining agreements.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2020, 2019 and 2018, employer contributions for defined contribution plans were $5 million, $13 million and $13 million, respectively, and all funding is current.

The Company has a non-qualified deferred compensation plan (the “NQDC Plan”) for certain members of senior management. NQDC Plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Such equity securities held in a rabbi trust are measured using quoted market prices at the reporting date (Level 1 within the fair value hierarchy) and were included in other assets, with the corresponding liability included in other long-term liabilities in the consolidated balance sheets.

Defined Benefit Pension Plans

As of December 31, 2020, the Company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. During 2020, the Company completed a lump-sum window in one plan, which allowed participants to elect a one-time voluntary lump sum payment in lieu of future pension payments. As a result of the lump-sum transaction, the Company recognized a settlement charge of approximately $3 million in other expenses in its consolidated statement of operations. For the remaining participants who did not elect the lump-sum distribution, the Company entered into a buy-in annuity contract in 2020, which is expected to transfer the remaining liability to the insurance provider when the remaining buy-out contract provisions are completed. In connection with these transactions, the Company made a voluntary cash contribution of $3 million in 2020.

Net periodic benefit cost for the Company’s defined benefit plans aggregated $6 million for the year ended December 31, 2020, and were included in other expense in the consolidated statement of operations. Actuarial loss during the year is primarily attributable to the de-risking of the Company’s defined benefit plans including the lump-sum settlement and the purchase of the buy-in annuity contract. The Company immediately recognizes actuarial gains and losses in other expense. These gains and losses are generally measured annually and will normally be recorded in the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost would be affected in future years. Net periodic benefit cost for the defined benefit plans aggregated less than $1 million for each of the years ended December 31, 2019 and 2018.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2020 and 2019, are as follows (in millions):

	Pension Benefits
At year end	2020	2019
Benefit obligation at beginning of year	$11	$11
Service cost	—	—
Interest cost	—	—
Actuarial loss (gain)	6	—
Benefits paid	—	—
Participants contributions	—	—
Plan settlements	(8)	—
Foreign currency exchange rate changes	—	—
Acquisitions (disposals)	—	—
Benefit obligation at end of year	$9	$11

Fair value of plan assets at beginning of year	$16	$15
Actual return	—	1
Benefits paid	—	—
Company contributions	3	—
Participants contributions	—	—
Plan settlements	(8)	—
Foreign currency exchange rate changes	—	—
Acquisitions (disposals)	—	—
Fair value of plan assets at end of year	$11	$16

Funded status	2	5
Accumulated benefit obligation at end of year	$9	$11

The net asset is presented within other assets in the consolidated balance sheets.

The Company estimates income or expense related to its pension and postretirement plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets, adjusted for current period actuarial gains and losses. Assumed long-term rates of return on plan assets and discount rates vary for the different plans according to the local economic conditions.

The assumption rates used for benefit obligations are as follows:

	December 31,
	2020	2019
Discount rate:	0.70% - 1.20%	2.00% - 2.10%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2020	2019	2018
Discount rate:	2.00% - 2.10%	2.65% - 2.90%	2.50%
Expected return on assets:	2.54% - 3.03%	3.02% - 3.62%	3.10% - 4.17%

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio. In the plan that purchased the annuity contract, the long-term rate of return is equal to the discount rate used to value the obligation.

Both plans have plan assets in excess of projected benefit obligations. The Company expects to pay future benefit amounts on its defined benefit plans of $1 million or less for each of the next five years and in the aggregate $1 million for the five years thereafter. The Company does not expect to contribute to its defined benefit pension plans in 2021.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3 (1)
December 31, 2020:
Annuity contract	$6	$—	$—	$6
Other	5	1	4	—
Total fair value measurements	$11	$1	$4	$6

December 31, 2019:
Equity securities	$6	$6	$—	$—
Fixed income securities	5	5	—	—
Other	5	1	4	—
Total fair value measurements	$16	$12	$4	$—
(1)

Transfers of $6 million into Level 3 in the fair value hierarchy consist of the buy-in annuity contract entered into during 2020. Fair value is estimated by adjusting the premium paid by movements in gilt yields during the reporting period.

19. Transactions

Divestitures

As of December 31, 2019, as a result of strategic review of its assets, the Company decided to commit to a plan to divest a business that is primarily in the United States segment selling cutting tools to the aerospace and automotive markets. For the year ended December 31, 2019, the carrying value of the net assets held-for-sale was compared to the estimated fair value resulting in a $9 million impairment charge which was included in impairment charges in the consolidated statements of operations and the remaining $34 million of assets and $6 million of liabilities were classified as held-for-sale in the consolidated balance sheets. In the first quarter of 2020, the Company completed the sale of its held-for-sale business as of year-end 2019.

During the fourth quarter of 2020, the Company completed the sale of a business that sells lighting solutions locally in the United Kingdom. Neither divestiture of business qualified to be a discontinued operation as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. Both sales resulted in an aggregate loss of $1 million for the year ended December 31, 2020 and were included in impairment charges in the consolidated statements of operations, subject to customary purchase price adjustments as defined in the transaction agreements.

Acquisitions

As of December 31, 2019, the Company completed two acquisitions for a net purchase price consideration of approximately $8 million cash. These acquisitions expand NOW’s market in the U.S. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $6 million and intangible assets of $2 million in the United States segment. The full amount of goodwill recognized is expected to be deductible for income tax purposes. Acquisition-related costs were less than $1 million for the year ended December 31, 2019. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.