Form 10-Q
period 2021-03-31
NOW Inc.
filed 2021-05-05
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 28, 2021 the registrant had 110,255,003 shares of common stock (excluding 723,176 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374	$387
Receivables, net	245	198
Inventories, net	247	262
Prepaid and other current assets	16	14
Total current assets	882	861
Property, plant and equipment, net	89	98
Deferred income taxes	1	1
Goodwill	7	—
Other assets	47	48
Total assets	$1,026	$1,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200	$172
Accrued liabilities	92	95
Other current liabilities	6	5
Total current liabilities	298	272
Long-term operating lease liabilities	22	25
Other long-term liabilities	14	12
Total liabilities	334	309
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,255,003 and 109,951,610 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,053	2,051
Accumulated deficit	(1,218)	(1,208)
Accumulated other comprehensive loss	(144)	(145)
Total stockholders' equity	692	699
Total liabilities and stockholders' equity	$1,026	$1,008

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$361	$604
Operating expenses:
Cost of products	286	487
Warehousing, selling and administrative	79	130
Impairment charges	4	320
Operating loss	(8)	(333)
Other expense	(1)	—
Loss before income taxes	(9)	(333)
Income tax provision (benefit)	1	(2)
Net loss	$(10)	$(331)
Loss per share:
Basic loss per common share	$(0.09)	$(3.03)
Diluted loss per common share	$(0.09)	$(3.03)
Weighted-average common shares outstanding, basic	110	109
Weighted-average common shares outstanding, diluted	110	109

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10)	$(331)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(39)
Comprehensive loss	$(9)	$(370)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10)	$(331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6	10
Provision for inventory	5	9
Impairment charges	4	320
Other, net	5	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(45)	(12)
Inventories	11	13
Prepaid and other current assets	—	(7)
Accounts payable, accrued liabilities and other, net	20	(3)
Net cash provided by (used in) operating activities	(4)	6
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6)	—
Net proceeds from sale of business	—	25
Purchases of property, plant and equipment	(1)	(3)
Net cash provided by (used in) investing activities	(7)	22
Cash flows from financing activities:
Payments relating to finance leases and other, net	(2)	(2)
Net cash provided by (used in) financing activities	(2)	(2)
Effect of exchange rates on cash and cash equivalents	—	(7)
Net change in cash and cash equivalents	(13)	19
Cash and cash equivalents, beginning of period	387	183
Cash and cash equivalents, end of period	$374	$202

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2019	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change	—	—	(6)	—	(6)
Net loss	—	—	(331)	—	(331)
Other comprehensive loss	—	—	—	(39)	(39)
March 31, 2020	$1	$2,046	$(1,112)	$(167)	$768

December 31, 2020	$1	$2,051	$(1,208)	$(145)	$699
Net loss	—	—	(10)	—	(10)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	1	1
March 31, 2021	$1	$2,053	$(1,218)	$(144)	$692

See notes to unaudited consolidated financial statements.

NOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DistributionNOW and DNOW brands. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the United States (“U.S.”), Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. Additionally, through the Company’s growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets. The Company’s energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. NOW also provides supply chain and materials management solutions to the same markets where the Company sells products. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities that elect the relief are required to disclose the nature of the optional expedients and exceptions that are adopted and the reasons for the adoptions. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 but does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed on contracts with an original expected duration of more than one year. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of March 31, 2021 and December 31, 2020, AFDA totaled $26 million and $28 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2021, contract assets were de minimis and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. These expenses were not material for the three months ended March 31, 2021 and 2020.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of March 31, 2021 and December 31, 2020, contract liabilities were $17 million and $19 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2021, the decrease in contract liabilities was primarily related to recognizing revenue of approximately $7 million that was deferred as of December 31, 2020, partially offset by net current year customer deposits of approximately $5 million.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2021	December 31, 2020
Information technology assets	1-7 Years	$49	$49
Operating equipment (1)	2-15 Years	99	101
Buildings and land (2)	5-35 Years	93	102
Construction in progress		1	1
Total property, plant and equipment		242	253
Less: accumulated depreciation		(153)	(155)
Property, plant and equipment, net		$89	$98

(1)	Includes finance lease right-of-use assets.
(2)	Land has an indefinite life.

As of March 31, 2021, the Company reclassified $3 million of property, plant and equipment in the U.S. segment as held-for-sale which was included in prepaid and other current assets in the consolidated balance sheets. The Company recognized a $4 million impairment charge relating to held-for-sale assets and operating right-of-use assets for the three months ended March 31, 2021 which was included in impairment charges in the consolidated statements of operations.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2021	December 31, 2020
Compensation and other related expenses	$29	$27
Contract liabilities	17	19
Taxes (non-income)	7	10
Current portion of operating lease liabilities	17	17
Other	22	22
Total	$92	$95

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of March 31, 2021, the Company had no borrowings against the Credit Facility and approximately $224 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 97%, subject to certain limitations. The Company is not obligated to repay borrowings against the Credit Facility until the expiration date.

The Company issued $7 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in July 2021.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2020	$(145)
Other comprehensive income	1
Balance at March 31, 2021	$(144)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
United States	$252	$441
Canada	58	78
International	51	85
Total revenue	$361	$604
Operating profit (loss):
United States	$(13)	$(204)
Canada	4	(58)
International	1	(71)
Total operating loss	$(8)	$(333)

8. Income Taxes

The effective tax rate for the three months ended March 31, 2021 was (5.5%) compared to 0.6% for the same period in 2020. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2021. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

9. Earnings (Loss) Per Share

For the three months ended March 31, 2021 and 2020, the computation of diluted earnings per share excluded potentially dilutive shares of approximately 6 million in both periods due to the Company recognizing a net loss.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to the Company's stockholders	$(10)	$(331)
Denominator:
Weighted average basic common shares outstanding	110,071,365	109,251,892
Effect of dilutive securities	—	—
Weighted average diluted common shares outstanding	110,071,365	109,251,892
Loss per share attributable to the Company's stockholders:
Basic	$(0.09)	$(3.03)
Diluted	$(0.09)	$(3.03)

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

For the three months ended March 31, 2021, the Company granted 750,296 stock options with a weighted average fair value of $5.03 per share and 332,326 shares of RSAs and RSUs with a weighted average fair value of $10.26 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 912,318 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 totaled $2 million and less than $1 million, respectively.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2021, the Company was contingently liable for approximately $12 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million in both periods, which was included in prepaid and other current assets in the consolidated balance sheets; and totaled a liability of less than $1 million in both periods, which was included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2021 and 2020, the Company recorded a gain of less than $1 million and a loss of less than $1 million, respectively, related to changes in fair value. All gains and losses were included in other expense in the consolidated statements of operations. The notional principal associated with those contracts was $9 million and $8 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisitions

During the three months ended March 31, 2021, the Company completed an acquisition for an estimated net purchase price of approximately $10 million which was comprised of cash consideration of $6 million (net of cash acquired) and contingent consideration of $4 million if certain financial thresholds are achieved following the closing of the transaction. The acquisition expanded the Company’s offering to provide engineering and construction services in the U.S. The Company completed its preliminarily valuations as of the acquisition date of the acquired net assets and recognized $7 million goodwill and $2 million intangible assets in the U.S. segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately. The goodwill recognized is not deductible for income tax purposes. The intangible assets were included in other assets in the consolidated balance sheets.

At the acquisition date, the Company estimated the fair value for contingent consideration to be approximately $4 million which was included in other long-term liabilities in the consolidated balance sheets. The fair value was estimated using a Monte Carlo simulation using level 3 inputs, which included discount rates and probability-weighted cash flows. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in estimated fair value occurs.

The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

14. Subsequent Events

Subsequent to March 31, 2021, the Company closed its acquisition from GR Energy Services of substantially all of the assets used in connection with its Flex Flow business in the U.S. The transaction consisted of an initial cash consideration of $90 million and additional contingent consideration if certain profitability thresholds are achieved during the one-year period following the closing of the transaction. See “Capital Spending” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, disruptions caused by COVID-19, changes in applicable government regulations, increased borrowing costs, competition between us and our former parent company, NOV Inc., formerly National Oilwell Varco, Inc. (“NOV”), the triggering of rights and obligations in connection with our spin-off and separation from NOV or any litigation arising out of or related thereto, impairments in long-lived assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 195 locations and approximately 2,400 employees worldwide, we offer a complementary suite of digital procurement channels, in conjunction with our locations, that provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

We support land and offshore operations for all the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include Latin America, the North Sea, the Middle East, Asia Pacific and the former Soviet Union. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas terminals, power generation utilities operations and customer on-site locations.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates and the United States (“U.S.”).

Summary of Reportable Segments

We operate through three reportable segments: U.S., Canada and International. The segment data included in our Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 8 “Business Segments” of the notes to the unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

United States

We have approximately 130 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement and controls, spoolable and coated steel-pipe and composite pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through the engineering, design, construction, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2021 and 2020 and the fourth quarter of 2020 include the following:

			%		%
			1Q21 v		1Q21 v
	1Q21*	1Q20*	1Q20	4Q20*	4Q20
Active Drilling Rigs:
U.S.	392	785	(50.1%)	310	26.5%
Canada	139	195	(28.7%)	92	51.1%
International	698	1,074	(35.0%)	663	5.3%
Worldwide	1,229	2,054	(40.2%)	1,065	15.4%

West Texas Intermediate Crude Prices (per barrel)	$57.79	$45.76	26.3%	$42.45	36.1%
Natural Gas Prices ($/MMBtu)	$3.56	$1.91	86.4%	$2.53	40.7%
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,113.52	$580.32	91.9%	$701.34	58.8%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2021:

Industry Trends
Rig Counts and Oil Prices

2,500
2,000
1,500
1,000
500
0
Average Number of Rigs
$70
$60
$50
$40
$30
$20
$10
$-
West Texas Intermediate Price per Barrel

	1Q19	2Q19	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21
U.S.	1,046	989	920	821	785	396	254	310	392
Canada	186	83	132	139	195	25	48	92	139
International	1,030	1,109	1,144	1,110	1,074	834	731	663	698
Worldwide	2,262	2,181	2,196	2,070	2,054	1,255	1,033	1,065	1,229
WTI	$54.83	$59.78	$56.37	$56.96	$45.76	$27.81	$40.89	$42.45	$57.79

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Effective June 2019, the Baker Hughes International Rig Count now includes the number of active drilling rigs in the country of Ukraine and the historical periods will not be updated; West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 15.4% (from 1,065 rigs to 1,229 rigs) and the U.S. increased 26.5% (from 310 rigs to 392 rigs) in the first quarter of 2021 compared to the fourth quarter of 2020. The average price per barrel of West Texas Intermediate Crude increased 36.1% (from $42.45 per barrel to $57.79 per barrel), and natural gas prices increased 40.7% (from $2.53 per MMBtu to $3.56 per MMBtu) in the first quarter of 2021 compared to the fourth quarter of 2020. The average price per short ton of Hot-Rolled Coil increased 58.8% (from $701.34 per short ton to $1,113.52 per short ton) in the first quarter of 2021 compared to the fourth quarter of 2020.

U.S. rig count at April 16, 2021 was 439 rigs, up 47 rigs from the first quarter 2021 average. The price for West Texas Intermediate Crude was $63.16 per barrel at April 16, 2021, up 9.3% from the first quarter 2021 average. The price for natural gas was $2.63 per MMBtu at April 16, 2021, down 26.1% from the first quarter 2021 average. The price for Hot-Rolled Coil was $1,320.00 per short ton at April 12, 2021, up 18.5% from the first quarter 2021 average.

Executive Summary

For the three months ended March 31, 2021, the Company generated a net loss of $10 million on $361 million in revenue. For the three months ended March 31, 2021, revenue decreased $243 million or 40.2%, and net loss improved $321 million when compared to the corresponding period of 2020.

For the three months ended March 31, 2021, the Company generated an operating loss of $8 million compared to operating loss of $333 million for the corresponding period of 2020.

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

Amid these dynamics, we will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have undergone a significant cost transformation by making decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and grow revenue through expanding digital channels. We will continue to optimize our operations and adapt to market activity as appropriate to position the Company for the challenges ahead. As market conditions evolve, our response may result in various charges in future periods.

We see the rise in energy transition investments as an opportunity for us to supply many of the current products and services we provide, as well as an opportunity to partner and source from new suppliers to expand our offering, to meet our customers’ needs for their energy transition investments. A number of our larger customers are leading the investments in energy transition projects where we expect to continue to supply them while expanding our offerings to meet their changing requirements. We are also targeting new customers that are not traditional oil and gas customers, those that will play a part in the future of energy transition.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
United States	$252	$441
Canada	58	78
International	51	85
Total revenue	$361	$604
Operating profit (loss):
United States	$(13)	$(204)
Canada	4	(58)
International	1	(71)
Total operating loss	$(8)	$(333)

United States

For the three months ended March 31, 2021, revenue was $252 million, a decline of $189 million or 42.9% when compared to the corresponding period of 2020. The decrease in the period was primarily driven by the decline in U.S. drilling and completions activity.

For the three months ended March 31, 2021, the U.S. generated an operating loss of $13 million, an improvement of $191 million when compared to the corresponding period of 2020. For the three months ended March 31, 2021, operating loss narrowed primarily due to a $184 million reduction in impairment charges and reduced operating expenses, partially offset by the decrease in revenue discussed above.

Canada

For the three months ended March 31, 2021, revenue was $58 million, a decline of $20 million or 25.6% when compared to the corresponding period of 2020. The decrease in the period was primarily driven by the declines in rig count and project activity.

For the three months ended March 31, 2021, Canada generated an operating profit of $4 million, an improvement of $62 million when compared to the corresponding period of 2020. For the three months ended March 31, 2021, operating profit improved primarily due to $60 million in impairment charges in the first quarter of 2020 that did not repeat and reduced operating expenses, partially offset by the decrease in revenue discussed above.

International

For the three months ended March 31, 2021, revenue was $51 million, a decline of $34 million or 40.0% when compared to the corresponding period of 2020. The decrease in revenue was driven by softer project activity.

For the three months ended March 31, 2021, the International segment generated an operating profit of $1 million, an improvement of $72 million when compared to the corresponding period of 2020. For the three months ended March 31, 2021, operating profit improved primarily due to $72 million in impairment charges in the first quarter of 2020 that did not repeat and reduced operating expenses, partially offset by the decrease in revenue discussed above.

Cost of products

For the three months ended March 31, 2021, cost of products was $286 million compared to $487 million for the corresponding period in 2020. For the three months ended March 31, 2021, the decrease was primarily due to lower revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2021, warehousing, selling and administrative expenses were $79 million compared to $130 million for the corresponding period of 2020. For the three months ended March 31, 2021, operating expenses declined due to improved operating efficiencies. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment charges

For the three months ended March 31, 2021, impairment charges were $4 million compared to $320 million for the corresponding period of 2020. The Company recognized approximately $4 million related to held-for-sale assets and operating right-of-use assets for the three months ended March 31, 2021.

Other expense

For the three months ended March 31, 2021, other expense was $1 million compared to nil for the corresponding period of 2020. For the three months ended March 31, 2021, other expense increased primarily due to unfavorable foreign exchange rate impacts.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2021 was (5.5%) compared to 0.6% for the same period in 2020. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended March 31,
	2021	2020
GAAP net loss (1)	$(10)	$(331)
Interest, net	—	—
Income tax provision (benefit)	1	(2)
Depreciation and amortization	6	10
Other costs (2)	4	325
EBITDA excluding other costs	$1	$2
EBITDA % excluding other costs (3)	0.3%	0.3%

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

(2)	Other costs primarily included impairment charges, as well as net separation and transaction-related expenses, which were included in operating loss.
(3)	EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $374 million and $387 million, respectively. As of March 31, 2021, $94 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of March 31, 2021, we had no borrowings against our revolving credit facility, and had approximately $224 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 97%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2021, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(4)	$6
Net cash provided by (used in) investing activities	(7)	22
Net cash provided by (used in) financing activities	(2)	(2)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $4 million compared to $6 million provided by operating activities in the corresponding period of 2020. For the three months ended March 31, 2021, net cash used in operating activities was primarily driven by the increase in working capital as a result of growing market activity.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $7 million compared to $22 million provided by investing activities in the corresponding period of 2020. For the three months ended March 31, 2021, the Company used $6 million (net of cash acquired) to fund an acquisition.

Financing Activities

For the three months ended March 31, 2021 and 2020, net cash used in financing activities remained at $2 million in both periods. For the three months ended March 31, 2021, the activity was primarily attributed to the Company making payments relating to its finance lease arrangements.

Other

For the three months ended March 31, 2021, the effect of the change in exchange rates on cash and cash equivalents was nil compared to a decrease of $7 million for the corresponding period of 2020.

Capital Spending

Subsequent to March 31, 2021, we closed an acquisition from GR Energy Services of substantially all of the assets used in connection with its Flex Flow business (“Flex Flow Acquisition”), predominantly relating to the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems in the U.S. The transaction consisted of an initial cash consideration of $90 million and additional contingent consideration if certain profitability thresholds are achieved during the one-year period following the closing of the transaction. Mr. J. Wayne Richards, who serves on the Company’s Board of Directors, is a minority shareholder, President and Chief Executive Officer of GR Energy Services. Consistent with our related person transactions policy and code of conduct, Mr. Richards recused himself from all board discussions related to the Flex Flow Acquisition and did not participate in any negotiations with respect thereto. Furthermore, Mr. Richards will continue to recuse himself from any future matters related to Flex Flow business. Our Board, excluding Mr. Richards, in consultation with its independent financial advisors, independently evaluated and approved the Flex Flow Acquisition and, together with our executive team, will make any required future determinations regarding the Flex Flow Acquisition.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our net sales for the three months ended March 31, 2021 were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2021, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For three months ended March 31, 2021, the Company realized a net foreign currency translation gain totaling $1 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the three months ended March 31, 2021 and 2020, the Company reported foreign currency transaction loss of less than $1 million and gain of $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of the revenues for our foreign operations are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenues for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for the first three months ended March 31, 2021 compared to the average for the same period of 2020 increased by approximately 6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound, Australian dollar increased in relation to the U.S. dollar by approximately 6%, 8% and 17%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2021 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in a less than $1 million change in net loss for the same period.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (7)

3.2	NOW Inc. Amended and Restated Bylaws (7)

10.1	Tax Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.2	Employee Matters Agreement between National Oilwell Varco, Inc. and NOW Inc. dated May 29, 2014 (1)

10.3	Master Distributor Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.4	Master Service Agreement between National Oilwell Varco, L.P. and DNOW L.P. dated May 29, 2014 (1)

10.5	Form of Employment Agreement for Executive Officers (1)

10.6	NOW Inc. 2014 Incentive Compensation Plan (2)

10.7	Form of Restricted Stock Award Agreement (6 year cliff vest) (3)

10.8	Form of Nonqualified Stock Option Agreement (4)

10.9	Form of Restricted Stock Award Agreement (3 year cliff vest) (4)

10.10	Form of Performance Award Agreement (4)

10.11	Form of Amendment to Employment Agreement for Executive Officers (5)

10.12	Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (6)

10.15	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (8)

10.16	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (8)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 30, 2014
(2)	Filed as an Exhibit to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2014
(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2015
(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2016
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 1, 2018
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2020
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 2, 2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2021

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer