Form 10-Q
period 2021-06-30
NOW Inc.
filed 2021-08-04
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 28, 2021 the registrant had 110,558,831 shares of common stock (excluding 686,683 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293	$387
Receivables, net	271	198
Inventories, net	250	262
Prepaid and other current assets	17	14
Total current assets	831	861
Property, plant and equipment, net	120	98
Deferred income taxes	1	1
Goodwill	66	—
Intangibles, net	12	—
Other assets	40	48
Total assets	$1,070	$1,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217	$172
Accrued liabilities	99	95
Other current liabilities	25	5
Total current liabilities	341	272
Long-term operating lease liabilities	19	25
Other long-term liabilities	14	12
Total liabilities	374	309
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,558,831 and 109,951,610 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,057	2,051
Accumulated deficit	(1,220)	(1,208)
Accumulated other comprehensive loss	(142)	(145)
Total stockholders' equity	696	699
Total liabilities and stockholders' equity	$1,070	$1,008

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$400	$370	$761	$974
Operating expenses:
Cost of products	315	302	601	789
Warehousing, selling and administrative	85	97	164	227
Impairment charges	—	—	4	320
Operating profit (loss)	—	(29)	(8)	(362)
Other expense	(1)	(2)	(2)	(2)
Loss before income taxes	(1)	(31)	(10)	(364)
Income tax provision (benefit)	1	(1)	2	(3)
Net loss	$(2)	$(30)	$(12)	$(361)
Loss per share:
Basic loss per common share	$(0.02)	$(0.27)	$(0.11)	$(3.30)
Diluted loss per common share	$(0.02)	$(0.27)	$(0.11)	$(3.30)
Weighted-average common shares outstanding, basic	110	109	110	109
Weighted-average common shares outstanding, diluted	110	109	110	109

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2)	$(30)	$(12)	$(361)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	8	3	(31)
Comprehensive income (loss)	$—	$(22)	$(9)	$(392)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12)	$(361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12	17
Provision for inventory	6	21
Impairment charges	4	320
Other, net	11	16
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(63)	113
Inventories	9	68
Prepaid and other current assets	—	(4)
Accounts payable, accrued liabilities and other, net	37	(116)
Net cash provided by (used in) operating activities	4	74
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(96)	—
Net proceeds from sale of business	—	25
Purchases of property, plant and equipment	(2)	(5)
Net cash provided by (used in) investing activities	(98)	20
Cash flows from financing activities:
Payments relating to finance leases and other, net	(1)	(4)
Net cash provided by (used in) financing activities	(1)	(4)
Effect of exchange rates on cash and cash equivalents	1	(4)
Net change in cash and cash equivalents	(94)	86
Cash and cash equivalents, beginning of period	387	183
Cash and cash equivalents, end of period	$293	$269
Supplemental disclosures of cash flow information:
Accrued purchases of property, plant and equipment	$—	$2

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2019	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change	—	—	(6)	—	(6)
Net loss	—	—	(331)	—	(331)
Other comprehensive loss	—	—	—	(39)	(39)
March 31, 2020	$1	$2,046	$(1,112)	$(167)	$768
Net loss	—	—	(30)	—	(30)
Stock-based compensation	—	1	—	—	1
Other comprehensive income	—	—	—	8	8
June 30, 2020	$1	$2,047	$(1,142)	$(159)	$747

December 31, 2020	$1	$2,051	$(1,208)	$(145)	$699
Net loss	—	—	(10)	—	(10)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	1	1
March 31, 2021	$1	$2,053	$(1,218)	$(144)	$692
Net loss	—	—	(2)	—	(2)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	2	—	—	2
Other comprehensive income	—	—	—	2	2
June 30, 2021	$1	$2,057	$(1,220)	$(142)	$696

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The amount of revenue recognized reflects the consideration to which the Company expects to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, if any, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of June 30, 2021 and December 31, 2020, AFDA totaled $26 million and $28 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of June 30, 2021, contract assets were de minimis and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. These expenses were not material for the three and six months ended June 30, 2021 and 2020.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of June 30, 2021 and December 31, 2020, contract liabilities were $21 million and $19 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the six months ended June 30, 2021, the increase in contract liabilities was primarily related to net customer deposits of approximately $12 million, partially offset by recognizing revenue of approximately $10 million that was deferred as of December 31, 2020.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2021	December 31, 2020
Information technology assets	1-7 Years	$48	$49
Operating equipment (1)	2-15 Years	130	101
Buildings and land (2)	5-35 Years	93	102
Construction in progress		3	1
Total property, plant and equipment		274	253
Less: accumulated depreciation		(154)	(155)
Property, plant and equipment, net		$120	$98

(1)	Includes finance lease right-of-use assets.
(2)	Land has an indefinite life.

As of June 30, 2021, $3 million of property, plant and equipment in the U.S. segment was held-for-sale and included in prepaid and other current assets in the consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recognized nil and $4 million, respectively, of impairment charges relating to held-for-sale assets and operating right-of-use assets which were included in impairment charges in the consolidated statements of operations.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2021	December 31, 2020
Compensation and other related expenses	$30	$27
Contract liabilities	21	19
Taxes (non-income)	8	10
Current portion of operating lease liabilities	16	17
Other	24	22
Total	$99	$95

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables and eligible inventory in the U.S and Canada. As of June 30, 2021, the Company had no borrowings against the Credit Facility and approximately $235 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 98%, subject to certain limitations. The Company is not obligated to repay borrowings against the Credit Facility until the expiration date.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2022.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2020	$(145)
Other comprehensive income	3
Balance at June 30, 2021	$(142)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$296	$260	$548	$701
Canada	51	41	109	119
International	53	69	104	154
Total revenue	$400	$370	$761	$974
Operating profit (loss):
United States	$(3)	$(24)	$(16)	$(228)
Canada	2	(5)	6	(63)
International	1	—	2	(71)
Total operating profit (loss)	$—	$(29)	$(8)	$(362)

8. Income Taxes

The effective tax rates for the three and six months ended June 30, 2021 were (88.9%) and (14.8%), respectively, compared to 3.2% and 0.8%, respectively, for the corresponding periods of 2020. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. Due to the continuing uncertainty in the Company’s industry, the Company continues to utilize the method of recording income taxes on a year-to-date effective tax rate for the three and six months ended June 30, 2021. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

9. Earnings (Loss) Per Share

For the three and six months ended June 30, 2021, approximately 6 million of potentially dilutive shares were excluded in both periods from the computation of diluted earnings per share due to the Company recognizing a net loss, compared to approximately 6 million for the corresponding periods of 2020.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to the Company's stockholders	$(2)	$(30)	$(12)	$(361)
Denominator:
Weighted average basic common shares outstanding	110,419,322	109,337,545	110,246,306	109,294,719
Effect of dilutive securities	—	—	—	—
Weighted average diluted common shares outstanding	110,419,322	109,337,545	110,246,306	109,294,719
Loss per share attributable to the Company's stockholders:
Basic	$(0.02)	$(0.27)	$(0.11)	$(3.30)
Diluted	$(0.02)	$(0.27)	$(0.11)	$(3.30)

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

For the six months ended June 30, 2021, the Company granted 750,296 stock options with a weighted average fair value of $5.03 per share and 414,991 shares of RSAs and RSUs with a weighted average fair value of $10.40 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 912,318 shares. These options vest over a three-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense recognized for the three and six months ended June 30, 2021 totaled $2 million and $4 million, respectively, compared to $1 million for the corresponding periods of 2020.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of June 30, 2021, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million in both periods, which was included in prepaid and other current assets in the consolidated balance sheets; and totaled a liability of less than $1 million in both periods, which was included in other current liabilities in the consolidated balance sheets.

For the three and six months ended June 30, 2021, the Company recorded a gain of less than $1 million in both periods related to changes in fair value. For the three and six months ended June 30, 2020, the Company recorded a gain of less than $1 million and a loss of less than $1 million, respectively, related to changes in fair value. All gains and losses were included in other expense in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the notional principal associated with those contracts was $8 million in both periods.

As of June 30, 2021, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisitions

For the six months ended June 30, 2021, the Company completed two acquisitions for an aggregate purchase price consideration of approximately $119 million. The aggregate purchase price was comprised of $96 million of cash, subject to working capital adjustments, and an estimated $23 million of contingent consideration if certain financial and profitability thresholds are achieved following the closing of the transactions. These acquisitions primarily expanded the Company’s offering in the U.S. to provide the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems, as well as, to provide engineering and construction services. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of each acquisition.

The fair value of contingent consideration liabilities was determined using the Monte Carlo simulation that includes level 3 inputs such as probability-weighted cash flows and discount rates that range from 14.5% to 14.7%. One acquisition has a maximum contingent payment of approximately $6 million and one has no maximum. As a result, the Company recognized the estimated acquisition date fair value of contingent consideration liabilities of approximately $19 million in other current liabilities and approximately $4 million in other long-term liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition dates, such as changes in the forecasted operating results, are recognized in the period when the change in estimated fair value occurs and may materially impact the consolidated financial statements.

In 2021, the Company performed its preliminary valuations as of the applicable acquisition dates of the acquired net assets and recognized estimated goodwill of $66 million and intangible assets of $11 million in the U.S. segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through physical asset inspections and learning more about the newly acquired businesses, the Company will refine its estimate of fair value to allocate the purchase price more accurately.

The following table summarizes the purchase price allocation detail (in millions):

As of June 30, 2021
Consideration transferred:
Cash	$96
Estimated fair value of contingent consideration	23
Net purchase price	$119

Fair value of net assets acquired:
Current assets other than cash	$8
Property, plant and equipment	36
Customer relationships and other intangibles (1)	11
Other assets and liabilities, net	(2)
Total fair value of net assets acquired	$53
Goodwill (2)	$66
(1)	Intangible assets acquired are amortized over a 9-year weighted average period.
(2)

The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The amount of goodwill expected to be deductible for income tax purposes is approximately $59 million, subject to changes in the fair value of contingent consideration liability subsequent to the acquisition date.

The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results. One acquisition involved a party with which one of the Company’s Board of Directors is affiliated. See “Capital Spending” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. For the six months ended June 30, 2021, the Company recognized approximately $1 million of acquisition-related costs.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 195 locations and approximately 2,450 employees worldwide, we offer a complementary suite of digital procurement channels, in conjunction with our locations, that provides products to the energy and industrial markets around the world.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2021 and 2020 and the first quarter of 2021 include the following:

			%		%
			2Q21 v		2Q21 v
	2Q21*	2Q20*	2Q20	1Q21*	1Q21
Active Drilling Rigs:
U.S.	451	396	13.9%	392	15.1%
Canada	73	25	192.0%	139	(47.5%)
International	734	834	(12.0%)	698	5.2%
Worldwide	1,258	1,255	0.2%	1,229	2.4%

West Texas Intermediate Crude Prices (per barrel)	$66.09	$27.81	137.6%	$57.79	14.4%
Natural Gas Prices ($/MMBtu)	$2.94	$1.71	71.9%	$3.56	(17.4%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,460.30	$514.83	183.6%	$1,113.52	31.1%

*	Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2021:

Industry Trends
Rig Counts and Oil Prices

2,500
2,000
1,500
1,000
500
0
Average Number of Rigs
$70
$60
$50
$40
$30
$20
$10
$-
West Texas Intermediate Price per Barrel

	2Q19	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21
U.S.	989	920	821	785	396	254	310	392	451
Canada	83	132	139	195	25	48	92	139	73
International	1,109	1,144	1,110	1,074	834	731	663	698	734
Worldwide	2,181	2,196	2,070	2,054	1,255	1,033	1,065	1,229	1,258
WTI	$59.78	$56.37	$56.96	$45.76	$27.81	$40.89	$42.45	$57.79	$66.09

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 2.4% (from 1,229 rigs to 1,258 rigs) and the U.S. increased 15.1% (from 392 rigs to 451 rigs) in the second quarter of 2021 compared to the first quarter of 2021. The average price per barrel of West Texas Intermediate Crude increased 14.4% (from $57.79 per barrel to $66.09 per barrel), and natural gas prices declined 17.4% (from $3.56 per MMBtu to $2.94 per MMBtu) in the second quarter of 2021 compared to the first quarter of 2021. The average price per short ton of Hot-Rolled Coil increased 31.1% (from $1,113.52 per short ton to $1,460.30 per short ton) in the second quarter of 2021 compared to the first quarter of 2021.

U.S. rig count at July 16, 2021 was 484 rigs, up 33 rigs from the second quarter 2021 average. The price for West Texas Intermediate Crude was $71.76 per barrel at July 16, 2021, up 8.6% from the second quarter 2021 average. The price for natural gas was $3.70 per MMBtu at July 16, 2021, up 25.9% from the second quarter 2021 average. The price for Hot-Rolled Coil was $1,758.00 per short ton at July 12, 2021, up 20.4% from the second quarter 2021 average.

Executive Summary

For the three and six months ended June 30, 2021, the Company generated a net loss of $2 million and $12 million on $400 million and $761 million in revenue, respectively. For the three and six months ended June 30, 2021, revenue increased $30 million or 8.1% and decreased $213 million or 21.9%, respectively, and net loss improved $28 million and $349 million, respectively, when compared to the corresponding periods of 2020.

For the three and six months ended June 30, 2021, the Company generated an operating profit of nil and operating loss of $8 million, respectively, compared to operating loss of $29 million and $362 million, respectively, for the corresponding periods of 2020.

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

Continuing to the date of this filing, uncertainty still exists concerning the duration of the COVID-19 pandemic and its impact on the economy and global oil and gas demand. Amid these dynamics, we will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have undergone a significant cost transformation by taking decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and grow revenue through expanding digital channels. We will continue to optimize our operations and adapt to market activity as appropriate to position the Company for the challenges ahead. As market conditions evolve, our response may result in various charges in future periods.

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

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$296	$260	$548	$701
Canada	51	41	109	119
International	53	69	104	154
Total revenue	$400	$370	$761	$974
Operating profit (loss):
United States	$(3)	$(24)	$(16)	$(228)
Canada	2	(5)	6	(63)
International	1	—	2	(71)
Total operating profit (loss)	$—	$(29)	$(8)	$(362)

United States

For the three and six months ended June 30, 2021, revenue was $296 million and $548 million, an increase of $36 million or 13.8% and a decline of $153 million or 21.8%, respectively, when compared to the corresponding periods of 2020. For the three and six months ended June 30, 2021, the changes were primarily driven by the fluctuations in U.S. drilling and completions activity.

For the three and six months ended June 30, 2021, the U.S. generated an operating loss of $3 million and $16 million, an improvement of $21 million and $212 million, respectively, when compared to the corresponding periods of 2020. For the three months ended June 30, 2021, operating loss improved primarily due to the increase in revenue discussed above, coupled with lower inventory charges and operating expenses. For the six months ended June 30, 2021, operating loss improved primarily due to a $184 million reduction in impairment charges and reduced operating expenses.

Canada

For the three and six months ended June 30, 2021, revenue was $51 million and $109 million, an increase of $10 million or 24.4% and a decline of $10 million or 8.4%, respectively, when compared to the corresponding periods of 2020. For the three and six months ended June 30, 2021, the changes were primarily driven by the fluctuations in Canadian rig count and favorable foreign exchange rate impacts.

For the three and six months ended June 30, 2021, Canada generated an operating profit of $2 million and $6 million, an increase of $7 million and $69 million, respectively, when compared to the corresponding periods of 2020. For the three months ended June 30, 2021, operating profit increased primarily due to the increase in revenue discussed above, coupled with lower inventory charges and operating expenses. For the six months ended June 30, 2021, operating profit increased primarily due to $60 million in impairment charges in the first quarter of 2020 that did not repeat and lower operating expenses.

International

For the three and six months ended June 30, 2021, revenue was $53 million and $104 million, a decline of $16 million or 23.2% and a decline of $50 million or 32.5%, respectively, when compared to the corresponding periods of 2020. The decreases in revenue were driven by softer project activity, partially offset by favorable foreign exchange rate impacts.

For the three and six months ended June 30, 2021, the International segment generated an operating profit of $1 million and $2 million, an increase of $1 million and $73 million, respectively, when compared to the corresponding periods of 2020. For the three months ended June 30, 2021, operating profit increased primarily due to lower operating expenses. For the six months ended June 30, 2021, operating profit increased primarily due to $72 million in impairment charges in the first quarter of 2020 that did not repeat and lower operating expenses.

Cost of products

For the three and six months ended June 30, 2021, cost of products was $315 million and $601 million, respectively, compared to $302 million and $789 million, respectively, for the corresponding periods of 2020. For the three and six months ended June 30, 2021, the changes were primarily due to fluctuations in revenue and lower inventory charges in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and six months ended June 30, 2021, warehousing, selling and administrative expenses were $85 million and $164 million, respectively, compared to $97 million and $227 million, respectively, for the corresponding periods of 2020. For the three and six months ended June 30, 2021, operating expenses declined due to improved operating efficiencies and workforce reductions. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment charges

For the three and six months ended June 30, 2021, impairment charges were nil and $4 million, respectively, compared to nil and $320 million, respectively, for the corresponding periods of 2020. The Company recognized approximately $4 million related to held-for-sale assets and operating right-of-use assets for the six months ended June 30, 2021.

Other expense

For the three and six months ended June 30, 2021, other expense was $1 million and $2 million, respectively, compared to $2 million for the corresponding periods of 2020. For the three and six months ended June 30, 2021, other expense primarily related to unfavorable foreign exchange rate impacts.

Provision for income taxes

The effective tax rates for the three and six months ended June 30, 2021 were (88.9%) and (14.8%), respectively, compared to 3.2% and 0.8%, respectively, for the corresponding periods of 2020. Compared to the U.S. statutory rate, the effective tax rate was impacted by recurring items, such as differing tax rates on income earned in certain foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net loss (1)	$(2)	$(30)	$(12)	$(361)
Interest, net	—	—	—	—
Income tax provision (benefit)	1	(1)	2	(3)
Depreciation and amortization	6	7	12	17
Other costs (2)	1	9	5	334
EBITDA excluding other costs	$6	$(15)	$7	$(13)
EBITDA % excluding other costs (3)	1.5%	(4.1%)	0.9%	(1.3%)

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

(2)

Other costs primarily included impairment charges, as well as, net separation and transaction expenses associated with acquisitions, which were included in operating loss for the six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $293 million and $387 million, respectively. As of June 30, 2021, $89 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. With the exception of the Company’s earnings in Canada and the United Kingdom, the Company’s foreign earnings continue to be indefinitely reinvested. During the first six months of 2021, we repatriated $13 million from our Canadian operations. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. No additional income taxes have been provided for other foreign earnings as these amounts continue to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional U.S. federal and state taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign jurisdictions, where applicable.

As of June 30, 2021, we had no borrowings against our revolving credit facility, and had approximately $235 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 98%, subject to certain restrictions. Borrowings that result in the excess availability dropping below the greater of 12.5% of the borrowing base or $60 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2021, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$4	$74
Net cash provided by (used in) investing activities	(98)	20
Net cash provided by (used in) financing activities	(1)	(4)

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $4 million compared to $74 million provided by operating activities in the corresponding period of 2020. For the six months ended June 30, 2021, net cash provided by operating activities was primarily due to improved operating results, partially offset by a net increase in working capital as a result of growing market activity.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $98 million compared to $20 million provided by investing activities in the corresponding period of 2020. For the six months ended June 30, 2021, the Company used $96 million (net of cash acquired) to fund acquisitions.

Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities was $1 million compared to $4 million used in financing activities in the corresponding period of 2020. For the six months ended June 30, 2021, the activity was primarily attributed to the Company making payments relating to its finance lease arrangements partially offset by net proceeds from the exercise of stock options.

Other

For the six months ended June 30, 2021, the effect of the change in exchange rates on cash and cash equivalents was an increase of $1 million compared to a decrease of $4 million for the corresponding period of 2020.

Capital Spending

On April 1, 2021, we closed the acquisition from GR Energy Services of substantially all of the assets used in connection with its Flex Flow business (“Flex Flow Acquisition”), predominantly relating to the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems in the U.S. The transaction consisted of an initial cash consideration of $90 million and additional contingent consideration if certain profitability thresholds are achieved during the one-year period following the closing of the transaction. Mr. J. Wayne Richards, who serves on the Company’s Board of Directors, is a minority shareholder, President and Chief Executive Officer of GR Energy Services. Consistent with our related person transactions policy and code of conduct, Mr. Richards recused himself from all board discussions related to the Flex Flow Acquisition and did not participate in any negotiations with respect thereto. Furthermore, Mr. Richards will continue to recuse himself from any future matters related to Flex Flow business. Our Board, excluding Mr. Richards, in consultation with its independent financial advisors, independently evaluated and approved the Flex Flow Acquisition and, together with our executive team, will make any required future determinations regarding the Flex Flow Acquisition.

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

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill, intangible assets, contingent consideration, purchase price allocation of acquisitions, vendor consideration, stock-based compensation and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our net sales for the six months ended June 30, 2021 were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2021, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For six months ended June 30, 2021, the Company realized a net foreign currency translation gain totaling $3 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense. For the six months ended June 30, 2021 and 2020, the Company reported foreign currency transaction loss of less than $1 million and gain of $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2021 compared to the average for the corresponding period of 2020 increased by approximately 9% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound, Australian dollar increased in relation to the U.S. dollar by approximately 9%, 10% and 17%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2021 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in an approximately $1 million change in net loss for the same period.

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

Date: August 4, 2021

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer