Form 10-K
period 2021-12-31
NOW Inc.
filed 2022-02-17
CIK 1599617

unless

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was $1.0 billion. As of February 10, 2022, there were 110,558,831 shares of the Company’s common stock (excluding 675,439 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2022 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

NOW Inc. (“NOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On June 2, 2014, NOW stock began regular trading on the New York Stock Exchange under the ticker symbol “DNOW”. We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 180 locations and approximately 2,350 employees worldwide, we offer a complementary suite of digital procurement channels, in conjunction with our locations, that provides products to the energy and industrial markets around the world.

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

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include South America, the North Sea, the Middle East, Asia Pacific, the Former Soviet Union (“FSU”) and Africa. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas (“LNG”) terminals, power generation utilities and customer on-site locations.

We stock or sell approximately 300,000 stock keeping units (“SKUs”) through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

We have expanded globally, through acquisitions and organic investments, in Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States.

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

United States

We have approximately 115 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement and controls, spoolable and coated steel-pipe and composite pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through the design, construction, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas.

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

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. Customers can procure products through our direct branch model or through our ecommerce site, http://shop.dnow.com. We believe we could benefit from consolidation among our customers, as the resulting companies seek global distributors as their source for products and related solutions.

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

Human Capital Resources

At December 31, 2021, we had approximately 2,350 employees, of which approximately 100 were temporary employees. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation.

Training and Development Programs

The skills, knowledge and capabilities of our people are central to our success. We have developed training courses and programs, including a growing online learning platform, providing our employees an opportunity for professional development.

We recognize that the advancement and empowerment of our workforce drives a better quality of work and life for our employees, ultimately resulting in the delivery of exceptional service to our customers. As such, we have designed a range of professional and leadership development programs focused on helping our employees reach their career goals.

Recognizing Employees

Recognition of individual achievements and contributions is an important part of our culture. Our Customer Priority One program encourages customers, peers and leaders to recognize our employees, customers or vendors who exemplify the Company’s commitment to customer service. We also award Milestone Service Awards to employees for their years of service and dedication of time to our Company, which recognize employees at each five-year service anniversary.

Workforce Diversity and Inclusion

We are committed to advancing an inclusive environment where diversity is appreciated and encouraged, and all employees have a sense of belonging throughout our organization. We recognize the opportunity to drive diversity in our workforce through talent acquisition and retention because we know that one of our greatest strengths is the diverse and different perspectives of our team members. We recognize that having a team with a broad range of experience, cultural characteristics and varying perspectives fortifies our brand. We believe in advocating for diversity within our workforce by employing women and men of varying cultures, nationalities and backgrounds to work together to achieve a common goal.

To find the best employees, we must have a diverse pipeline of talent. We have expanded recruiting efforts with diverse organizations so we can reach a broader pool of candidates. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers. As of December 31, 2021, our U.S. workforce was comprised of approximately 25% female and 31% racial minorities.

We recognize that we are an integral part of the communities in which we operate. By directly engaging people in the communities we serve, we create a transparent dialogue to try to listen and learn from alternative views in how we conduct our business. The strengthening of minority- and women-owned businesses contributes to the overall economic growth and the expansion of our markets.

Workforce Health and Safety

Safety is at the center of our actions. Simply put, we act with high priority on health and safety in our workplace and in the communities where we operate. Our safety culture is driven by our recently expanded health, safety and environment (“HSE”) training catalog and through our HSE management system beginning with our HSE Policy Statement, which sets the tone for our company’s commitment to safety. A one-page, top-level document, expressly approved by our senior management team, the HSE Policy Statement outlines our expectations for all employees, vendors, customers, contractors, subcontractors and third parties. This HSE Policy Statement, combined with our HSE guiding principles, corporate policies and procedures and our business level HSE policies and procedures, makes up our management system, which is overseen both with corporate supervision and field level management to ensure emphasis is consistent on proper and safe behaviors.

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

We are a distributor of products that contain and control the movement of gases and fluids in an efficient and sustainable manner. The products we sell are designed by the manufacturers of those products to prevent and minimize accidental leaks of hydrocarbons. Additionally, we offer product lines that further aid in the mitigation of environmental impact. Examples of such products include: domestically produced goods; low emission rated valves; steel piping products produced from recycled scrap; glass reinforced epoxy piping systems; vapor recovery units that capture volatile organic compounds in an effort to limit and reduce emissions to the atmosphere; produced water transfer and water injection packages that dispose of produced water in an environmentally safe manner; and pipe produced using wind power, recycled water, and wood pellet inputs.

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

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, it has impacted demand for and prices of crude oil, natural gas and natural gas liquids (“NGLs”). If the pandemic continues to adversely affect demand for and crude oil, natural gas and NGLs for a prolonged period, our operations, financial condition and cash flows may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations or offices. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, the resurgence of cases and other similar restrictions.

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
•
currency fluctuations; and
•
tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count increased from 360 rigs on January 8, 2021 to 586 rigs on December 31, 2021. U.S. rig count averaged 475 rigs in 2021. U.S. rig count at January 21, 2022 was 604 rigs. The price for West Texas Intermediate crude was $75.99 per barrel at January 3, 2022, $47.47 per barrel on January 4, 2021 and $61.17 per barrel on January 2, 2020. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

From time to time, we may experience changes in our customer mix or in our product mix. Changes in our customer mix may result from geographic expansion, daily selling activities within current geographic markets and targeted selling activities to new customer segments. Changes in our product mix may result from marketing activities to existing customers and needs communicated to us from existing and prospective customers. If customers begin to require more lower-margin products from us, our business, results of operations and financial condition may suffer.

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
•
integrating personnel with different organizational cultures;
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

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

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

We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. Our security measures may be undermined due to the actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

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

We have goodwill recorded on our balance sheet. If our goodwill becomes impaired, we may be required to recognize charges that would reduce our income.

As of December 31, 2021, we had $67 million of goodwill recorded on our balance sheet. Under generally accepted accounting principles in the U.S., goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

If tariffs and/or duties on imports into the U.S. of line pipe or certain of the other products that we sell are lifted, we could have too many of these products in inventory competing against less expensive imports.

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

On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% and/or quota on steel imported from certain countries under the Section 232 rule. These trade actions resulted in an increase in our cost of sales, and if removed could trigger a decrease in our cost of sales and inventory value. The U.S. has also imposed tariffs on China under Section 301 that have affected the cost of certain products. These tariffs are subject to change as trade negotiations continue. If these tariffs were removed, it could drive down the costs of certain products and affect our inventory value which could affect our margin negatively.

In addition, there could be additional trade actions imposed by the United States and these could also result in additional retaliatory actions by the United States’ trade partners. Given that we procure significant materials that we resell directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In November 2019, the United States formally initiated the process for withdrawing from the Paris Agreement and the withdrawal was effective November 4, 2020. Effective February 2021, the United States has rejoined the Paris Agreement. To the extent that the United States implements this agreement or imposes other climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business.

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

In the ordinary course of business, we have, and in the future may, become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, our three reporting segments, the United States, Canada and International, had approximately 115 locations, 40 locations and 25 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Mexico, Netherlands, Norway, Oman, Russia, Saudi Arabia, Scotland, Singapore and UAE. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 10 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); all other owned facilities are not subject to any mortgages.

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

Our board of directors has not declared any dividends during 2019, 2020 or 2021 and currently has no intention to declare dividends.

As of January 31, 2022, there were 1,830 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on NOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2016 and its relative performance is tracked through December 31, 2021.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among NOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
12/21
NOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
NOW Inc.	$100	$54	$57	$55	$35	$42
S&P Midcap 400	$100	$116	$103	$130	$148	$185
PHLX Oil Service Sector	$100	$83	$45	$45	$26	$32

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

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial information include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 180 locations and approximately 2,350 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, E&P, midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

We support land and offshore operations for all the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include South America, the North Sea, the Middle East, Asia Pacific, the FSU and Africa. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation utilities and customer on-site locations.

We stock or sell approximately 300,000 SKUs through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in over 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Our revenue and operating results are related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See Item 1A. “Risk Factors.” We conduct our operations through three business segments: U.S., Canada and International. See Item 1. “Business—Summary of Reportable Segments” for a discussion of each of these business segments.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2021 v		2021 v
	2021*	2020*	2020	2019*	2019
Active Drilling Rigs:
U.S.	475	436	8.9%	944	(49.7%)
Canada	131	90	45.6%	135	(3.0%)
International	755	826	(8.6%)	1,098	(31.2%)
Worldwide	1,361	1,352	0.7%	2,177	(37.5%)

West Texas Intermediate Crude Prices (per barrel)	$67.99	$39.23	73.3%	$56.98	19.3%
Natural Gas Prices ($/MMBtu)	$3.91	$2.04	91.7%	$2.57	52.1%
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,561.23	$574.67	171.7%	$620.53	151.6%

* Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2021:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com).

The worldwide average rig count increased 0.7% (from 1,352 rigs to 1,361 rigs) and the U.S. increased 8.9% (from 436 rigs to 475 rigs) in 2021 compared to 2020. The average price of WTI crude increased 73.3% (from $39.23 per barrel to $67.99 per barrel), and natural gas prices increased 91.7% (from $2.04 per MMBtu to $3.91 per MMBtu) in 2021 compared to 2020. The average price of Hot-Rolled Coil increased 171.7% (from $574.67 per short ton to $1,561.23 per short ton) in 2021 compared to 2020.

U.S. rig count at January 21, 2022 was 604 rigs, up 129 rigs from the 2021 average. The price for WTI crude was $85.16 per barrel at January 21, 2022, up 25.3% from the 2021 average. The price for natural gas was $4.11 per MMBtu at January 21, 2022, up 5.1% from the 2021 average. The price for Hot-Rolled Coil was $1,500.00 per short ton at January 24, 2022, down 3.9% from the 2021 average.

Executive Summary

For the year ended December 31, 2021, the Company generated net income of $5 million, or $0.05 per fully diluted share on $1,632 million in revenue. Net income increased for the year ended December 31, 2021, by $432 million when compared to the corresponding period of 2020. Revenue increased for the year ended December 31, 2021, by $13 million, or 0.8%, when compared to the corresponding period of 2020. For the year ended December 31, 2021, operating profit was $9 million compared to operating loss of $420 million for the corresponding period of 2020.

For the fourth quarter ended December 31, 2021, the Company generated net income of $12 million, or $0.11 per fully diluted share on $432 million in revenue. Net income increased for the fourth quarter ended December 31, 2021, by $56 million when compared to the corresponding period of 2020. Revenue increased for the fourth quarter ended December 31, 2021, by $113 million, or 35.4%, when compared to the corresponding period of 2020. For the fourth quarter ended December 31, 2021, operating profit was $7 million, compared to operating loss of $37 million for the corresponding period of 2020.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil prices and natural gas as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity.

Continuing to the date of this filing, uncertainty still exists concerning the duration of the COVID-19 pandemic and its impact on the economy and global oil and gas demand. Amid these dynamics, we will continue to optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this challenging environment, we have undergone a significant cost transformation by taking decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and continue to support our customers and grow revenue. We will continue to optimize our operations and adapt to market activity as appropriate to position the Company for the market ahead. As market conditions evolve, our response may result in various charges in future periods.

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

Results of Operations

Consolidated Results

Years Ended December 31, 2021 and December 31, 2020

A summary of the Company’s revenue and operating profit (loss) by segment in 2021 and 2020 follows (in millions):

	Year Ended December 31,		Variance
	2021	2020	$
Revenue:
United States	$1,163	$1,153	$10
Canada	249	209	40
International	220	257	(37)
Total revenue	$1,632	$1,619	$13

Operating profit (loss):
United States	$(8)	$(281)	$273
Canada	17	(60)	77
International	—	(79)	79
Total operating profit (loss)	$9	$(420)	$429

United States

Revenue was $1,163 million for the year ended December 31, 2021, an increase of $10 million or 0.9% compared to the year ended December 31, 2020. The slight improvement in the period was primarily driven by the fluctuations in U.S. drilling and completions activity.

Operating loss was $8 million for the year ended December 31, 2021, an improvement of $273 million compared to operating loss of $281 million for the year ended December 31, 2020. Operating loss improved in 2021 primarily due to a $183 million reduction in impairment, coupled with lower inventory charges and employee-related expenses.

Canada

Revenue was $249 million for the year ended December 31, 2021, an increase of $40 million or 19.1% compared to the year ended December 31, 2020. The increase was primarily driven by the improvement in Canadian rig count and favorable foreign exchange rate impact.

Our Canadian revenue was approximately 15% of total revenue in 2021, similar to 2020. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was favorably impacted by approximately $15 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $17 million for the year ended December 31, 2021, an increase of $77 million compared to operating loss of $60 million for the year ended December 31, 2020. Operating profit increased primarily due to a $59 million reduction in impairment and increase in revenue discussed above.

International

Revenue was $220 million for the year ended December 31, 2021, a decline of $37 million or 14.4% compared to the year ended December 31, 2020. The decline was driven by softer project activity, partially offset by favorable foreign exchange rate impacts.

Our international revenue was approximately 14% of total revenue in 2021, similar to 2020. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was favorably impacted by approximately $9 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was nil for the year ended December 31, 2021, an improvement of $79 million compared to operating loss of $79 million for the year ended December 31, 2020. Operating profit increased primarily due to a $72 million reduction in impairment and lower operating expenses.

Cost of products

Cost of products was $1,275 million for the year ended December 31, 2021 compared to $1,327 million for the year ended December 31, 2020, a decrease of $52 million. The decrease was primarily due to lower inventory charges in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $341 million for the year ended December 31, 2021 compared to $391 million for the year ended December 31, 2020, a decrease of $50 million. The decrease was primarily due to improved operating efficiencies, mainly workforce reductions. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

Impairment and other charges were $7 million for the year ended December 31, 2021 compared to $321 million for the year ended December 31, 2020. For the year ended December 31, 2021, the Company recognized approximately $2 million of impairment related to intangible assets and $8 million of impairment related primarily to operating right-of-use assets. These charges were partially offset by a net gain of $3 million related to the sales of held-for-sale facilities.

Other income (expense)

Other income was $3 million for the year ended December 31, 2021, compared to other expense of $10 million for the year ended December 31, 2020. For the year ended December 31, 2021, other income mainly attributable to a benefit of $10 million related to the decrease in the fair value of contingent consideration liabilities, partially offset by unfavorable foreign exchange rate impacts. For the year ended December 31, 2020, other expense primarily included approximately $6 million related to our pension plans.

Provision for income taxes

The effective tax rate for the years ended December 31, 2021, and December 31, 2020 was 54.8% and 0.6%, respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2021, the effective tax rate was primarily driven by the low level of consolidated pre-tax income and the recognition of tax expense from earnings in Canada, which was not able to be offset by benefits recognized on losses in other jurisdictions. For the year ended December 31, 2020, the effective tax rate was impacted by nondeductible goodwill impairment.

Consolidated Results

Years Ended December 31, 2020 and December 31, 2019

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 17, 2021.

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

We use EBITDA excluding other costs internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results. In an effort to better align with management’s evaluation of the Company’s performance and to facilitate comparison of our results to those of peer companies, beginning for the year ended December 31, 2021, EBITDA excluding other costs excludes non-cash stock-based compensation expense. Prior periods presented have been adjusted to conform with the current period presentation.

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2021	2020	2019
GAAP net income (loss) (1)	$5	$(427)	$(97)
Interest, net	—	—	4
Income tax provision (benefit)	7	(3)	4
Depreciation and amortization	23	28	41
Other costs:
Stock-based compensation (2)	8	10	14
Other (3)	2	345	135
EBITDA excluding other costs	$45	$(47)	$101
EBITDA % excluding other costs (4)	2.8%	(2.9%)	3.4%
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
(2)
Stock-based compensation excludes net credits of $4 million and $1 million for 2020 and 2019, respectively, as such separation amounts were reported in Other.
(3)
Other includes certain income and expenses not included in stock-based compensation. Other for 2021 primarily included $7 million of impairment and other charges and $5 million in separation and transaction-related expenses, which were included in operating profit (loss), partially offset by a benefit of $10 million related to the decrease in the fair value of contingent consideration liabilities, which was included in other income (expense). Other for 2020 included $321 million of impairment and other charges and $18 million in net separation and transaction-related expenses, which were included in operating profit (loss). Other for 2020 also included $6 million in pension expense related to the de-risking of our defined benefit plans which was included in other income (expense). Other for 2019 included $128 million of impairment and other charges and $7 million in net separation and transaction-related expenses, approximately half of which are related to the CEO departure, which were included in operating profit (loss).
(4)
EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We expect resources to be available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements, including capital expenditures.

At December 31, 2021 and 2020, we had cash and cash equivalents of $313 million and $387 million, respectively. As of December 31, 2021, $112 million of our cash and cash equivalents was maintained in our various foreign subsidiaries. For the year ended December 31, 2021, we repatriated $13 million from our Canadian operations. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities offset by any available foreign tax credits may result.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of December 31, 2021, we had no borrowings against our revolving credit facility and had $359 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $248 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2021, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, may prevent us from taking certain actions, such as incurring additional debt.

As of December 31, 2021, we had $13 million of contingent consideration liabilities based on our current forecast, which was recorded in other current liabilities in the consolidated balance sheets, and the undiscounted range of outcomes was $0 to $45 million. Changes in business conditions or other events could result in material changes to the fair value of the contingent consideration. See Note 19 “Transactions” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

See Note 11 “Leases” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information on our obligations and timing of expected future lease payments.

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

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$30	$189	$224
Net cash provided by (used in) investing activities	(96)	22	(22)
Net cash provided by (used in) financing activities	(6)	(8)	(138)

Fiscal Year 2021 Compared to Fiscal Year 2020

Net cash provided by operating activities was $30 million in 2021 compared to $189 million in 2020. The decrease in cash provided by operating activities in 2021 compared to 2020 was primarily driven by a net increase in working capital, partially offset by improved operating results in 2021 compared to 2020, as a result of growing market activities. The increase in working capital used cash of $33 million in 2021 compared to the decrease in working capital provided $170 million cash in 2020.

Net cash used in investing activities was $96 million in 2021 compared to net cash provided by investing activities of $22 million in 2020. In 2021, net cash used in investing activities was primarily related to business acquisitions for $96 million (net of cash acquired). In 2020, net cash provided by investing activities was primarily related to net proceeds of $26 million related to business divestitures.

Net cash used in financing activities was $6 million in 2021 compared to $8 million in 2020. In both 2021 and 2020, net cash used in financing activities was primarily related to payments associated with finance leases.

Effect of the Change in Exchange Rates

The effect of the change in exchange rates on cash flows was a decrease of $2 million and an increase of $1 million for the years ended December 31, 2021 and 2020, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2022 to be approximately $15 million, primarily related to purchases of property, plant and equipment.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill, intangible assets, contingent consideration, purchase price allocation of acquisitions, vendor consideration and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral, but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis. With the adoption of Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses", the estimated allowance for doubtful accounts (“AFDA”) reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. At December 31, 2021 and 2020, allowance for doubtful accounts totaled $25 million and $28 million, or 7.6% and 12.4% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2021 and 2020, inventory reserves totaled $32 million and $39 million, or 11.3% and 13.0% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill and Long-lived Assets

The Company conducts goodwill impairment testing at the reporting unit level annually in the fourth quarter of each fiscal year, and more frequently on an interim basis when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value.

The fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections and multiple-based market approach for comparable companies, where applicable. The two main assumptions that could impact the impairment analysis include the cash flow based on management’s short-term and long-term forecast of operating performance for each reporting unit and the discount rate. The starting point for the reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast, which takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans are estimated using a terminal value calculation, which incorporates historical and forecasted financial cyclical trends for each reporting unit and also considers long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate.

As of December 31, 2021, the Company has $67 million goodwill in its U.S. Process Solutions reporting unit and no goodwill in other reporting units. During the fourth quarter of 2021, we performed our annual goodwill impairment test resulting in no impairment. The excess of the reporting unit's estimated fair value over carrying value (expressed as a percentage of carrying value) was approximately 25%. Adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could trigger future impairment charges.

Our long-lived assets include property, plant and equipment, operating right-of-use assets and intangible assets. The Company evaluates impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The fair values of long-lived assets are primarily determined using discounted cash flow projections, and market approach, where applicable, based on market observable data and quotes for certain assets.

For the year ended December 31, 2021 we recognized approximately $10 million of impairments for long-lived assets primarily relating to exiting certain property and right-of-use operating leases.

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party valuation advisors to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Contingent Consideration

The fair value of acquisition-related contingent consideration is determined using the Monte Carlo simulation based on estimated future cash flow projections, the probability of achievement and the estimated discount rates, all of which are classified as level 3 inputs under the fair value hierarchy. The fair value of the contingent consideration is highly subjective if different estimates and assumptions are used. Changes in business conditions or other events could result in material changes to the fair value of the contingent consideration.

As of December 31, 2021, we had $13 million of contingent consideration liabilities based on our current forecast, which was recorded in other current liabilities in the consolidated balance sheets and the undiscounted estimated range of outcomes was $0 to $45 million. A hypothetical 5% change in the forecasted EBITDA (as defined in the acquisition agreement) would change the estimated fair value by approximately 30%.

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

Income Taxes

The Company is a U.S. registered company and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes are based upon the tax laws and rates of the countries in which the Company operates and earns income.

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

The Company remains in a three-year cumulative loss position at the end of 2021. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2021. The change during the year in the valuation allowance was nil in the U.S. and $2 million in other foreign jurisdictions.

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

As of December 31, 2021, the amount of undistributed earnings of foreign subsidiaries was approximately $1 million. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities that elect the relief are required to disclose the nature of the optional expedients and exceptions that are adopted and the reasons for the adoptions. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its consolidated financial statements but does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our 2021 net sales were outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2021, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). During 2021, we experienced a net foreign currency translation loss totaling $2 million, which was included in other comprehensive income (loss).

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other income (expense). For the years ended December 31, 2021, 2020 and 2019, we reported a net foreign currency transaction loss of $1 million, gain of $2 million and loss of $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2021 compared to the average for 2020 increased by approximately 6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign currency denominated foreign operations. The Canadian dollar, British pound and Australian dollar increased in relation to the U.S. dollar by approximately 7%, 7% and 9%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2021 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $2 million change in net income for 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2021.

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
•
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2021. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 is included in this annual report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2021, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,327,668	$15.02	6,299,929
Equity compensation plans not approved by security holders	—	$—	—
Total	4,327,668	$15.02	6,299,929
(1)
Includes 669,195 shares of issuable performance-based awards if specific targets are met, and 62,461 shares of Restricted Stock Units and Phantom Shares (collectively, “RSUs”) which have no exercise price. Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.
(2)
Includes 6,299,929 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (6)

3.2	NOW Inc. Amended and Restated Bylaws (6)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1	Form of Employment Agreement for Executive Officers (1)

10.2	NOW Inc. 2014 Incentive Compensation Plan (2)

10.3	Form of Nonqualified Stock Option Agreement (4)

10.4	Form of Restricted Stock Award Agreement (3 year cliff vest) (3)

10.5	Form of Performance Award Agreement (3)

10.6	Form of Amendment to Employment Agreement for Executive Officers (4)

10.7

Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders that are parties thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (5)

10.8	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (7)

10.9	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (7)

10.10

First Amendment to Credit Agreement, and First Amendment to US Guaranty and Security Agreement, dated as of December 14, 2021, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender.(8)

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
(8)
Filed as an Exhibit to our Current Report on Form 8-K/A filed on February 4, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW Inc.

Date: February 17, 2022

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

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 17, 2022
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer	February 17, 2022
Mark B. Johnson

/s/ Richard J. Alario	Chairman of the Board	February 17, 2022
Richard J. Alario

/s/ Terry Bonno	Director	February 17, 2022
Terry Bonno

//s/ Galen Cobb	Director	February 17, 2022
Galen Cobb

/s/ Paul Coppinger	Director	February 17, 2022
Paul Coppinger

/s/ James Crandell	Director	February 17, 2022
James Crandell

/s/ Rodney Eads	Director	February 17, 2022
Rodney Eads

/s/ Sonya Reed	Director	February 17, 2022
Sonya Reed

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for business combinations
Description of the Matter

As described in Note 19 to the consolidated financial statements, the Company completed acquisitions for an aggregate purchase price consideration of approximately $119 million during the year ended December 31, 2021. The purchase price includes the estimated fair value of contingent consideration totaling $23 million if certain financial and profitability thresholds are achieved following the close of the transactions. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including property, plant, and equipment of $36 million, identified intangible assets of $11 million and resulting goodwill of approximately $67 million.

Auditing the Company's accounting for the estimated contingent consideration and fair value of acquired assets involved subjective auditor judgment due to the significant estimation required in management's determination of the fair value of contingent consideration and assets acquired. The significant estimation was primarily due to the sensitivity of the significant assumptions in determining fair value, including projected operating results, probability of achievement, and discount rates. These assumptions related to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's accounting for business combinations. Our audit procedures included, among other procedures, testing controls over the estimated fair value of contingent consideration and assets acquired, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of contingent consideration and acquired assets, we performed audit procedures that included, among other procedures, evaluating the appropriateness of the valuation methodologies and testing the significant assumptions used in the models, as described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to other guideline companies within the same industry. We performed sensitivity analyses to evaluate the change in the fair value of the estimated contingent consideration and intangibles that would result from changes in the discount rates, and projected operating results. We involved our internal valuation specialists to assist with our evaluation of the methodology used by the Company as well as certain assumptions within the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2022

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$313	$387
Receivables, net	304	198
Inventories, net	250	262
Prepaid and other current assets	16	14
Total current assets	883	861
Property, plant and equipment, net	111	98
Deferred income taxes	—	1
Goodwill	67	—
Intangibles, net	9	—
Other assets	34	48
Total assets	$1,104	$1,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$235	$172
Accrued liabilities	112	95
Other current liabilities	22	5
Total current liabilities	369	272
Long-term operating lease liabilities	17	25
Other long-term liabilities	6	12
Total liabilities	392	309
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,558,831 and 109,951,610 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	2,061	2,051
Accumulated deficit	(1,203)	(1,208)
Accumulated other comprehensive loss	(147)	(145)
Total stockholders' equity	712	699
Total liabilities and stockholders' equity	$1,104	$1,008

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,632	$1,619	$2,951
Operating expenses:
Cost of products	1,275	1,327	2,365
Warehousing, selling and administrative	341	391	541
Impairment and other charges	7	321	128
Operating profit (loss)	9	(420)	(83)
Other income (expense)	3	(10)	(10)
Income (loss) before income taxes	12	(430)	(93)
Income tax provision (benefit)	7	(3)	4
Net income (loss)	$5	$(427)	$(97)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.05	$(3.91)	$(0.89)
Diluted earnings (loss) per common share	$0.05	$(3.91)	$(0.89)
Weighted-average common shares outstanding, basic	110	109	109
Weighted-average common shares outstanding, diluted	110	109	109

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$5	$(427)	$(97)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(17)	15
Comprehensive income (loss)	$3	$(444)	$(82)

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$5	$(427)	$(97)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	28	41
Provision for doubtful accounts	(2)	9	(2)
Provision for inventory	9	54	13
Impairment and other charges	7	321	128
Other, net	21	34	43
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(97)	157	98
Inventories	3	148	109
Prepaid and other current assets	(3)	1	1
Accounts payable, accrued liabilities and other, net	64	(136)	(110)
Net cash provided by (used in) operating activities	30	189	224
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(96)	—	(8)
Net proceeds from sale of business	—	26	—
Purchases of property, plant and equipment	(5)	(8)	(12)
Other, net	5	4	(2)
Net cash provided by (used in) investing activities	(96)	22	(22)
Cash flows from financing activities:
Borrowings under the revolving credit facility	—	—	268
Repayments under the revolving credit facility	—	—	(400)
Payments relating to finance leases and other, net	(6)	(8)	(6)
Net cash provided by (used in) financing activities	(6)	(8)	(138)
Effect of exchange rates on cash and cash equivalents	(2)	1	3
Net change in cash and cash equivalents	(74)	204	67
Cash and cash equivalents, beginning of period	387	183	116
Cash and cash equivalents, end of period	$313	$387	$183
Supplemental disclosures of cash flow information:
Income taxes paid, net	$—	$2	$7
Interest paid	$—	$—	$5
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$—	$—	$3

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional	Retained	Accum. Other	Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2018	108	$1	$2,034	$(678)	$(143)	$1,214
Net loss	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	13	—	—	13
Exercise of stock options	—	—	2	—	—	2
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	15	15
December 31, 2019	109	$1	$2,046	$(775)	$(128)	$1,144
Cumulative effect of accounting change		—	—	(6)	—	(6)
Net loss	—	—	—	(427)	—	(427)
Stock-based compensation	—	—	6	—	—	6
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(17)	(17)
December 31, 2020	110	$1	$2,051	$(1,208)	$(145)	$699
Net income	—	—	—	5	—	5
Stock-based compensation	—	—	8	—	—	8
Exercise of stock options	—	—	3	—	—	3
Vesting of restricted stock	1	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(2)	(2)
December 31, 2021	111	$1	$2,061	$(1,203)	$(147)	$712

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities that elect the relief are required to disclose the nature of the optional expedients and exceptions that are adopted and the reasons for the adoptions. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its consolidated financial statements but does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2021 and 2020, the Company reported inventory of $250 million and $262 million, respectively (net of inventory reserves of $32 million and $39 million, respectively).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for major improvements that extend the lives of property, plant and equipment are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in the results of operations for the respective period. Depreciation is provided using the straight-line method over the estimated useful lives of individual items.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Long-lived assets other than goodwill include property, plant and equipment, operating right-of-use ("ROU") assets and intangible assets. The Company evaluates the recoverability of long-lived assets other than goodwill for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets other than goodwill is not recoverable, the carrying amount of such assets is reduced to fair value.

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

The Company evaluates goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below that constitutes a business for which financial information is available and is regularly reviewed by management. The Company currently has four reporting units for this purpose – U.S. Energy, U.S. Process Solutions, Canada and International. The Company tests goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. If the carrying amount exceeds the fair value of a reporting unit, an impairment loss is recognized in an amount equal to that excess, but not to exceed the total amount of goodwill allocated to that reporting unit.

The Company determines the fair value of both goodwill and other long-lived assets primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. The Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as level 3 inputs under the fair value hierarchy. The discount rates utilized to value the reporting units was 13.0% for the year ended December 31, 2021 and were in the range of 11.5% to 12.8% for the year ended December 31, 2020.

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

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other income (expense). Net foreign currency transactions were a loss of $1 million, a gain of $2 million and a loss of $1 million for the years ended

December 31, 2021, 2020 and 2019, respectively, and were included in other income (expense) in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts ("AFDA") are established based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. With the adoption of Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses", the estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. Balances that remain outstanding after the Company has used reasonable collection efforts are written off. No single customer represents more than 10% of the Company’s revenue.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, impairment of goodwill and other long-lived assets, purchase price allocation of acquisitions, contingent consideration, vendor consideration, stock-based compensation, pension plan obligations and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2021 and 2020, contracts assets were $1 million for both periods, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of December 31, 2021 and 2020, contract liabilities were $27 million and $19 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. The increase in contract liabilities for the year ended December 31, 2021, was primarily related to net customer deposits of approximately $20 million, partially offset by recognizing revenue of approximately $12 million that was deferred as of December 31, 2020.

See Note 15 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2021	2020	2019
Allowance for doubtful accounts
Beginning balance	$28	$16	$27
Cumulative effect of accounting change	—	6	—
Additions (deductions) charged to expenses	(2)	9	(2)
Charge-offs and other	(1)	(3)	(9)
Ending balance	$25	$28	$16

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2021	2020
Information technology assets	1-7 Years	$48	$49
Operating equipment (1)	2-15 Years	129	101
Buildings and land (2)	5-35 Years	91	102
Construction in progress		3	1
Total property, plant and equipment		271	253
Less: accumulated depreciation		(160)	(155)
Property, plant and equipment, net		$111	$98
(1)
Includes finance ROU assets.
(2)
Land has an indefinite life

Depreciation expense was $21 million, $24 million and $22 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, the Company continued to rationalize its real estate footprint and sold certain facilities resulting in a net gain of approximately $3 million offset by an impairment of approximately $2 million related to the held-for-sale facilities in the U.S. reporting segment. These amounts were included in impairment and other charges in the consolidated statements of operations. As of December 31, 2021, the remaining held-for-sale properties were less than $1 million and were included in prepaid and other current assets in the consolidated balance sheets.

For the year ended December 31, 2020, as the result of the recoverability testing of its long-lived assets, the Company recognized $4 million of impairment relating to property, plant and equipment, net in the International reporting segment. These charges were included in impairment and other charges in the consolidated statements of operations.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2021	2020
Compensation and other related expenses	$35	$27
Contract liabilities	27	19
Taxes (non-income)	12	10
Current portion of operating lease liabilities	15	17
Other	23	22
Total	$112	$95

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2019 (1)	$125	$67	$53	$245
Impairment	(125)	(60)	(45)	(230)
Foreign currency translation adjustments	—	(7)	(8)	(15)
Balance at December 31, 2020	$—	$—	$—	$—
Additions	67	—	—	67
Impairment	—	—	—	—
Foreign currency translation adjustments	—	—	—	—
Balance at December 31, 2021	$67	$—	$—	$67
(1)
Net of prior years accumulated impairment of $393 million, $27 million and $54 million in the U.S., Canada and International segments, respectively.

As of December 31, 2021, the Company had $67 million goodwill in its U.S. Process Solutions reporting unit and no goodwill in other reporting units. The Company performed its annual goodwill impairment test during the fourth quarter of 2021 resulting in no impairment. The calculated fair value of the U.S. Process Solutions reporting unit significantly exceeded its carrying value.

During the first quarter of 2020, the Company’s market capitalization declined significantly driven by macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. Therefore, the Company performed an interim goodwill impairment test. As a result, for the quarter ended March 31, 2020 and the year ended December 31, 2020, the Company recognized $230 million goodwill impairment for both periods which was included in impairment and other charges in the consolidated statements of operations. The Company had no goodwill as of December 31, 2020.

The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined the fair value of the Canada and International reporting units was below their carrying value. As a result, the Company recognized $81 million of goodwill impairment which was included in impairment and other charges in the consolidated statements of operations. The impairment was primarily the result of actual declines in customer and rig activity and downward revisions to forecasted rig and customer spend activity occurring in the fourth quarter of 2019.

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

During the fourth quarter of 2021, the Company recognized $2 million of impairment in the U.S. reporting segment for certain customer relationship intangible assets due to decline in customer activities. Such impairment was included in impairment and other charges in the consolidated statements of operations.

During the first quarter of 2020, the results of the Company's test for impairment of goodwill and the other negative market indicators described in Note 7 “Goodwill” were a triggering event that indicated that its long-lived assets, including property, plant and equipment, operating ROU assets and intangible assets, were possibly impaired. As a result, for the quarter ended March 31, 2020 and the year ended December 31, 2020, the Company recognized $62 million and $22 million of impairment for intangible assets in the U.S. and International reporting segments, respectively. Such impairment was included in impairment and other charges in the consolidated statements of operations.

During the fourth quarter of 2019, the Company made strategic decisions to discontinue the use of certain acquired trade names in order to eliminate branding dilution in the market and align the Company’s marketing around its DNOW brands. As of December 31, 2019, the Company completed the disposals of these trade names by abandonment and recognized $34 million and $4 million of impairment for intangible assets in the U.S. and International reporting segments, respectively. Such impairment was included in impairment and other charges in the consolidated statements of operations, representing the remaining carrying values of these specifically acquired intangible assets.

As of December 31, 2021, identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2021:
Customer relationships	9	(1)	8
Other	1	—	1
Total identified intangibles	$10	$(1)	$9

As of December 31, 2020, identified intangible assets were less than $1 million. Amortization expense was $2 million, $4 million and $19 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31,	Estimated Amortization Expense
2022	$1
2023	1
2024	1
2025	1
2026	1

9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(9)	$(289)	$(12)
Foreign	21	(141)	(81)
Income (loss) before income taxes	$12	$(430)	$(93)

The provision (benefit) for income taxes for 2021, 2020 and 2019 consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
U.S. Federal:
Current	$—	$—	$—
Deferred	(1)	—	—
	(1)	—	—
U.S. State:
Current	—	—	1
Deferred	—	—	—
	—	—	1
Foreign:
Current	7	1	5
Deferred	1	(4)	(2)
	8	(3)	3
Income tax provision (benefit)	$7	$(3)	$4

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income tax provision (benefit) at federal statutory rate	$3	$(90)	$(19)
Foreign tax rate differential	2	1	2
State income tax provision (benefit), net of federal benefit	(1)	(4)	—
Nondeductible expenses	—	2	3
Investment in subsidiaries	—	—	(9)
Nondeductible goodwill impairment	—	25	16
Change in valuation allowance	2	61	9
Other	1	2	2
Income tax provision (benefit)	$7	$(3)	$4
Effective tax rate	54.8%	0.6%	(4.4)%

In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2021, the effective tax rate was primarily driven by the low level of consolidated pre-tax income and the recognition of tax expense from earnings in Canada, which was not able to be offset by benefits recognized on losses in other jurisdictions. For the year ended December 31, 2020, the effective tax rate was impacted by nondeductible goodwill impairment. For the year ended December 31, 2019, the effective tax rate was also impacted by nondeductible goodwill impairment and recognition of deferred taxes related to outside basis differences in subsidiaries classified as held for sale.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2021	2020	2019
Deferred tax assets:
Allowances and operating liabilities	$6	$3	$5
Net operating loss carryforwards	92	79	56
Foreign tax credit carryforwards	7	7	7
Allowance for doubtful accounts	4	5	2
Inventory reserve	10	13	9
Stock-based compensation	5	6	8
Intangible assets	57	66	28
Assets held-for-sale	—	—	4
Investment in subsidiaries	—	—	9
Capital loss carryforward	10	11	—
Book over tax depreciation	5	5	4
Other	5	5	4
Total deferred tax assets	$201	$200	$136
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—	$—
Net deferred tax assets before valuation allowance	201	200	136
Valuation allowance	(201)	(199)	(138)
Net deferred tax assets (liabilities)	$—	$1	$(2)

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

The Company remains in a three year cumulative loss position at the end of 2021. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2021. The change during the year in the valuation allowance was nil in the U.S. and $2 million in other foreign jurisdictions.

There are no uncertain tax positions as of any of the periods presented. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2021, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2017 and outside the U.S. for the tax years ending after 2015.

In the U.S., the Company has $366 million of federal net operating loss carryforwards as of December 31, 2021, of which $218 million will expire between 2036 through 2037 and $148 million have no expiration. The potential associated tax benefit of $77 million has been reduced by a $77 million valuation allowance. The Company has $200 million of state net operating loss carryforwards as of December 31, 2021, which will expire between 2022 through 2041, with the majority expiring after 2034. The potential tax benefit of $11 million has been reduced by a $11 million valuation allowance. Outside the U.S., the Company has $19 million of net operating loss carryforwards as of December 31, 2021, of which $13 million have no expiration and $6 million will expire between 2022 and 2031. The potential tax benefit of $4 million has been reduced by a $4 million valuation allowance. In addition to a reduction in future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating losses. As of December 31, 2021, the Company has $7 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential tax benefit of $7 million has been reduced by a $7 million valuation allowance. In addition to future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these foreign tax credits.

As of December 31, 2021, the amount of undistributed earnings of foreign subsidiaries was approximately $1 million. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits. The Company has not recorded deferred income taxes on other outside basis differences inherent in the Company’s foreign subsidiaries that it considers to be indefinitely reinvested, as such determination is not practicable.

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

10. Debt

On December 14, 2021, the Company entered into an amendment to its existing senior secured revolving credit facility with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent (as amended, the “Credit Facility”).

Effective with the amendment, the Credit Facility provides for a $500 million global revolving credit facility, of which up to $50 million is available for the Company’s Canadian subsidiaries, and the maturity is extended to December 14, 2026. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The Credit Facility also provides a letter of credit sub-facility of $25 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 10% of the borrowing base or $40 million.

Borrowings under the Credit Facility will bear an interest rate at the Company’s option, at (i) the base rate plus an applicable margin based on the Company’s fixed charge coverage ratio (and if applicable, the Company’s leverage ratio); or (ii) the greater of LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s fixed charge coverage ratio (and if applicable, the Company’s leverage ratio). As part of the amendment, when the fixed charge coverage ratio (as defined in the Credit Facility) is less than or equal to 1.50 to 1.00, the applicable rate for borrowings of base rate loans and Eurocurrency rate loans decreases by 0.250%. The Credit Facility includes a commitment fee on the unused portion of commitments that ranges from 25 to 37.5 basis points. Commitment fees incurred during the period were included in other income (expense) in the consolidated statements of operations.

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S and Canada. As of December 31, 2021, the Company had no borrowings against the Credit Facility and had approximately $359 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99% subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the expiration date.

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

Many leases include both lease and non-lease components which are primarily related to management services provided by lessors for the underlying assets. The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all leases as well as the practical expedient that allows the Company to carry forward the historical lease classifications. For all new and modified leases entered into after the adoption of ASC 842, the Company reassesses the lease classification and lease term on the effective date of modification. Lease term includes renewal periods if the Company is reasonably certain to exercise any renewal options per the lease contract. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company subleases certain real estate to third parties and recognized sublease income of approximately $2 million for the year ended December 31, 2021.

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2021, the weighted-average remaining lease terms were approximately 3 years for operating leases and 7 years for finance leases, and the weighted-average discount rates were 5.9% for operating leases and 5.1% for finance leases.

For the year ended December 31, 2021, the Company recognized approximately $6 million of impairment for ROU assets in the U.S. and Canada reporting segments primarily relating to exits of certain leased facilities. For the year ended December 31, 2020, as the result of the recoverability testing of its long-lived assets, the Company recognized $2 million impairment for operating ROU assets in the U.S. and International reporting segments which was included in impairment and other charges in the consolidated statements of operations.

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2021	2020
Assets
Operating	Other assets	$27	$41
Finance	Property, plant and equipment, net	5	10
Total ROU assets		$32	$51

Liabilities
Current
Operating	Accrued liabilities	$15	$17
Finance	Other current liabilities	4	5
Long-term
Operating	Long-term operating lease liabilities	17	25
Finance	Other long-term liabilities	3	6
Total lease liabilities		$39	$53

Components of lease expense is as follows (in millions):

		Year Ended December 31,
	Classification	2021	2020	2019
Operating lease cost (1)	Warehousing, selling and administrative	$22	$26	$31
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	5	7	5
Short-term lease cost	Warehousing, selling and administrative	5	6	7
Variable lease cost	Warehousing, selling and administrative	2	2	3
(1)
Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.
(2)
Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is less than $1 million.

Supplemental disclosure of cash flow information is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23	$27	$31
Financing cash flows from finance leases (1)	6	7	5
ROU assets obtained in exchange for new lease liabilities
Operating	$12	$10	$17
Finance	—	2	20
(1)
Interest payments from finance lease liabilities is less than $1 million.

Maturity of lease liabilities as of December 31, 2021 were as follows (in millions):

	Operating Lease	Finance Lease
2022	$18	$4
2023	11	2
2024	4	—
2025	1	—
2026	1	—
Thereafter	1	2
Total future lease payments	36	8
Less: interest	(4)	(1)
Present value of lease liabilities	$32	$7

The Company assumed leases with certain former owners of acquired entities for premises utilized by the acquired entities in the performance of their operations. Most of these leases are renewable at the Company’s option and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. The aggregated rental expense was approximately $2 million for each year ended December 31, 2021, 2020, and 2019, respectively. Total future commitments related to these acquired operating leases is approximately $2 million through 2023.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2021, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company has entered into certain financial derivative instruments to manage the foreign currency exchange rate risk.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2021 and 2020, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company’s foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded a loss of $1 million, gain of $1 million and loss of $1 million, respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $9 million, $8 million and $15 million as of December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2020	$(145)
Other comprehensive loss	(2)
Balance at December 31, 2021	$(147)

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

15. Business Segments

As of December 31, 2021, the Company had four operating segments – U.S. Energy, U.S. Process Solutions, Canada and International. Prior to 2020, the Company had five reporting units – U.S. Energy, U.S. Supply Chain, U.S. Process Solutions, Canada and International. The Company combined two operating segments in 2020 within the U.S. reportable segment, U.S. Energy and U.S. Supply Chain, to align with updates to the operational and management structure. Each of these two reporting units had zero goodwill prior to and after the combination. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical or future expected operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

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

United States

The Company has approximately 115 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

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

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2021
Revenue	$1,163	$249	$220	$1,632
Operating profit (loss)	(8)	17	—	9
Impairment and other charges	6	1	—	7
Depreciation and amortization	20	2	1	23
Property, plant and equipment, net	86	11	14	111
Total assets	787	168	149	1,104
2020
Revenue	$1,153	$209	$257	$1,619
Operating loss	(281)	(60)	(79)	(420)
Impairment and other charges	189	60	72	321
Depreciation and amortization	23	2	3	28
Property, plant and equipment, net	70	12	16	98
Total assets (1)	714	141	153	1,008
2019
Revenue	$2,240	$319	$392	$2,951
Operating loss	(6)	(19)	(58)	(83)
Impairment and other charges	43	27	58	128
Depreciation and amortization	30	2	9	41
Property, plant and equipment, net	84	14	22	120
Total assets (1)	1,034	259	298	1,591

(1)
Beginning in 2020, due to asset impairments and declining market conditions, reporting segment assets excluded inter-segment adjustments that were eliminated in the total assets in the consolidated balance sheets. Prior periods have been reclassified to conform with the current period presentation.

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2021	2020	2019
Product Category
Drilling and production	$423	$428	$711
Pipe	277	228	473
Valves	317	326	608
Fittings and flanges	285	287	524
Mill tool, MRO, safety and other	330	350	635
Total	$1,632	$1,619	$2,951

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

For the year ended December 31, 2021, 2020 and 2019, a total of approximately 4 million, 6 million and 8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or due to the Company recognizing a net loss for the period.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to the Company's stockholders	$5	$(427)	$(97)
Denominator:
Weighted average basic common shares outstanding	110,403,853	109,406,079	108,779,891
Effect of dilutive securities	91,088	—	—
Weighted average diluted common shares outstanding	110,494,941	109,406,079	108,779,891
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.05	$(3.91)	$(0.89)
Diluted	$0.05	$(3.91)	$(0.89)

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

Stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 totaled $8 million, $6 million and $13 million, respectively. The tax effected benefit for share-based compensation arrangements was $2 million, $1 million, and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unvested stocks and awards associated with certain management employees who retired in 2020 were allowed to continue to vest after retirement for a period less than one year during the term in which such employees served as consultants to the Company. The Company accounted for this change as a Type III modification under ASC Topic 718 since the expectation of the award vesting changed from improbable to probable, resulting in a reduction of stock-based compensation expense based on the modification-date fair value for the year ended December 31, 2020.

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

For the stock options granted in 2021, 2020 and 2019, the fair value of each option award was estimated on the date of grant using the Black-Scholes framework that uses the assumptions noted in the table below. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term:

	December 31,
	2021	2020	2019
Valuation Assumptions:
Expected volatility	61.3%	43.7%	43.7%
Risk-free interest rate	0.5%	1.4%	2.5%
Expected dividends (per share)	$—	$—	$—
Expected term (in years)	4.5	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	4,386	$17.93
Granted	750	10.26
Forfeited and expired	(1,208)	23.81
Exercised	(314)	9.88
Other adjustment	(18)	26.16
Outstanding as of December 31, 2021	3,596	$15.02	3.4	$—
Exercisable at December 31, 2021	2,379	$17.39	2.3	$—

The weighted average grant-date fair value of options granted for the years ended December 31, 2021, 2020 and 2019 was $5.03, $3.59 and $6.02, respectively. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was less than $1 million. As of December 31, 2021, unrecognized compensation cost related to stock option awards was approximately $4 million, which is expected to be recognized over a weighted average period of 1.7 years. Cash received from exercises of stock options was $3 million for the year ended December 31, 2021.

Restricted Stock Awards, Restricted Stock Units and Phantom Shares (“RSAs and RSUs”)

Restricted stock generally cliff vests after 1 or 3 years. The grant-date fair value of RSA and RSU grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s RSA and RSU agreements provide for full vesting of RSAs and RSUs in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2020	634	$10.25
Granted	430	10.31
Vested (1)	(281)	8.76
Forfeited	(42)	11.43
Nonvested as of December 31, 2021	741	$10.79
(1)
54 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $10.31, $8.78 and $13.42 for RSAs and RSUs granted for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, unrecognized compensation cost related to RSAs and RSUs was $4 million, which is expected to be recognized over a weighted average period of 1.4 year. The total vest-date fair value of shares vested for the years ended December 31, 2021, 2020 and 2019 was $3 million, $4 million, and $12 million, respectively.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2020	315	$12.53
Granted	490	13.08
Vested (1)	(94)	10.52
Forfeited	(42)	10.32
Nonvested as of December 31, 2021	669	$13.35
(1)
28 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2021, 2020 and 2019 was $13.08, $12.12 and $17.69 respectively. As of December 31, 2021, unrecognized compensation cost related to PSAs was $4 million, which is expected to be recognized over a weighted average period of 1.7 years. The total vest-date fair value of PSAs vested for the year ended December 31, 2021, 2020 and 2019 was $1 million, less than $1 million, and $2 million, respectively.

18. Employee Benefit Plans

At December 31, 2021, the Company had approximately 2,350 employees, of which approximately 100 were temporary employees.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2021, 2020 and 2019, employer contributions for defined contribution plans were $1 million, $5 million and $13 million, respectively, and all funding is current.

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

Defined Benefit Pension Plans

As of December 31, 2021, the Company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. During 2020, the Company completed a lump-sum window in one plan, which allowed participants to elect a one-time voluntary lump sum payment in lieu of future pension payments. As a result of the lump-sum transaction, the Company recognized a settlement charge of approximately $3 million in other income (expense) in its consolidated statement of operations. For the remaining participants who did not elect the lump-sum distribution, the Company entered into a buy-in annuity contract in 2020, which is expected to transfer the remaining liability to the insurance provider when the remaining buy-out contract provisions are completed. In connection with these transactions, the Company made a voluntary cash contribution of $3 million in 2020.

Net periodic benefit cost for the Company’s defined benefit plans aggregated less than $1 million, $6 million and less than $1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in other income (expense) in the consolidated statement of operations. Actuarial loss during 2020 was primarily attributable to the de-risking of the Company’s defined benefit plans including the lump-sum settlement and the purchase of the buy-in annuity contract. The Company immediately recognizes actuarial gains and losses in other income (expense). These gains and losses are generally measured annually and will normally be recorded in the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost would be affected in future years.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2021 and 2020, are as follows (in millions):

	Pension Benefits
At year end	2021	2020
Benefit obligation at beginning of year	$9	$11
Actuarial loss (gain)	1	6
Plan settlements	(2)	(8)
Benefit obligation at end of year	$8	$9

Fair value of plan assets at beginning of year	$11	$16
Company contributions	—	3
Plan settlements	(2)	(8)
Fair value of plan assets at end of year	$9	$11

Funded status	1	2
Accumulated benefit obligation at end of year	$8	$9

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

The assumption rates used for benefit obligations are as follows:

	December 31,
	2021	2020
Discount rate:	1.20% - 1.80%	0.70% - 1.20%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2021	2020	2019
Discount rate:	0.70% - 1.20%	2.00% - 2.10%	2.65% - 2.90%
Expected return on assets:	0.70% - 1.78%	2.54% - 3.03%	3.02% - 3.62%

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

Both plans have plan assets in excess of projected benefit obligations. The Company expects to pay future benefit amounts on its defined benefit plans of less than $1 million for each of the next five years and in the aggregate $1 million for the five years thereafter. The Company does not expect to contribute to its defined benefit pension plans in 2022.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3 (1)
December 31, 2021:
Annuity contract	$5	$—	$—	$5
Other	4	1	3	—
Total fair value measurements	$9	$1	$3	$5

December 31, 2020:
Annuity contract	6	—	—	6
Other	5	1	4	—
Total fair value measurements	$11	$1	$4	$6
(1)
Transfers of $6 million into Level 3 in the fair value hierarchy consist of the buy-in annuity contract entered into during 2020. Fair value is estimated by adjusting the premium paid by movements in gilt yields during the reporting period.

19. Transactions

Acquisitions

For the year ended December 31, 2021, the Company completed two acquisitions for an aggregate purchase price consideration of approximately $119 million. The aggregate purchase price was comprised of $96 million of cash, subject to working capital adjustments, and an estimated $23 million of contingent consideration if certain financial and profitability thresholds are achieved following the closing of the transactions. One acquisition has a maximum contingent payment of approximately $6 million based on a 3.25-year earn-out period. The other acquisition has no maximum payment based on a 1-year earn-out period for which the undiscounted estimated range of outcomes was $0 to $45 million. These acquisitions primarily expanded the Company’s offering in the U.S. to provide the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems, as well as, to provide engineering and construction services. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of each acquisition.

The fair value of acquisition-related contingent consideration liabilities was determined using the Monte Carlo simulation based on the Company's estimated future cash flow projections, the probability of achievement and the estimated discount rates, all of which were classified as level 3 inputs under the fair value hierarchy. For the year ended December 31, 2021, as a result of the timing of the earn-out periods, results to date and the remaining forecasts for the periods, the Company reduced the contingent consideration liabilities by approximately $10 million which was recognized as income in other income (expense) in the consolidated statements of operations. The fair value of contingent consideration as of December 31, 2021 was $13 million using a discount rate of 14% and was included in other current liabilities in the consolidated balance sheets. Changes in business conditions or other events could significantly change the level 3 inputs, and therefore could result in material changes to the fair value of the contingent consideration.

The Company performed its preliminary valuations as of the applicable acquisition dates of the acquired net assets and recognized estimated goodwill of $67 million and intangible assets of $11 million in the U.S. segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The following table summarizes the purchase price allocation detail (in millions):

As initially reported
Consideration transferred:
Cash	$96
Estimated fair value of contingent consideration	23
Net purchase price	$119

Fair value of net assets acquired:
Current assets other than cash	$7
Property, plant and equipment	36
Customer relationships and other intangibles (1)	11
Other assets and liabilities, net	(2)
Total fair value of net assets acquired	$52
Goodwill (2)	$67
(1)
Intangible assets acquired are amortized over a 9-year weighted average period.
(2)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The amount of goodwill expected to be deductible for income tax purposes is approximately $54 million, subject to changes in the fair value of contingent consideration liability subsequent to the acquisition date.

For the year ended December 31, 2019, the Company completed two acquisitions for a net purchase price consideration of approximately $8 million cash. These acquisitions expand NOW’s market in the U.S. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $6 million and intangible assets of $2 million in the United States segment. The full amount of goodwill recognized is expected to be deductible for income tax purposes. Acquisition-related costs were less than $1 million for the year ended December 31, 2019.

The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Divestitures

As of December 31, 2019, as a result of strategic review of its assets, the Company decided to commit to a plan to divest a business that is primarily in the United States segment selling cutting tools to the aerospace and automotive markets. For the year ended December 31, 2019, the carrying value of the net assets held-for-sale was compared to the estimated fair value resulting in a $9 million impairment which was included in impairment and other charges in the consolidated statements of operations and the remaining $34 million of assets and $6 million of liabilities were classified as held-for-sale in the consolidated balance sheets. In the first quarter of 2020, the Company completed the sale of its held-for-sale business as of year-end 2019.

During the fourth quarter of 2020, the Company completed the sale of a business that sells lighting solutions locally in the United Kingdom. Neither divestiture of business qualified to be a discontinued operation as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. Both sales resulted in an aggregate loss of $1 million for the year ended December 31, 2020 and were included in impairment and other charges in the consolidated statements of operations, subject to customary purchase price adjustments as defined in the transaction agreements.