Form 10-Q
period 2022-03-31
NOW Inc.
filed 2022-05-05
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 28, 2022, the registrant had 110,708,514 shares of common stock (excluding 1,179,512 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293	$313
Receivables, net	341	304
Inventories, net	296	250
Prepaid and other current assets	16	16
Total current assets	946	883
Property, plant and equipment, net	106	111
Deferred income taxes	1	—
Goodwill	67	67
Intangibles, net	8	9
Other assets	34	34
Total assets	$1,162	$1,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$279	$235
Accrued liabilities	109	112
Other current liabilities	7	22
Total current liabilities	395	369
Long-term operating lease liabilities	15	17
Deferred income taxes	1	—
Other long-term liabilities	5	6
Total liabilities	416	392
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,669,457 and 110,558,831 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,063	2,061
Accumulated deficit	(1,173)	(1,203)
Accumulated other comprehensive loss	(145)	(147)
Total stockholders' equity	746	712
Total liabilities and stockholders' equity	$1,162	$1,104

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$473	$361
Operating expenses:
Cost of products	366	286
Warehousing, selling and administrative	84	79
Impairment and other charges	—	4
Operating profit (loss)	23	(8)
Other income (expense)	10	(1)
Income (loss) before income taxes	33	(9)
Income tax provision	3	1
Net income (loss)	$30	$(10)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.27	$(0.09)
Diluted earnings (loss) per common share	$0.27	$(0.09)
Weighted-average common shares outstanding, basic	111	110
Weighted-average common shares outstanding, diluted	111	110

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$30	$(10)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	1
Comprehensive income (loss)	$32	$(9)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$30	$(10)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4	6
Provision for inventory	2	5
Impairment and other charges	—	4
Other, net	(7)	5
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(36)	(45)
Inventories	(47)	11
Prepaid and other current assets	1	—
Accounts payable, accrued liabilities and other, net	31	20
Net cash provided by (used in) operating activities	(22)	(4)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6)
Purchases of property, plant and equipment	—	(1)
Other, net	2	—
Net cash provided by (used in) investing activities	2	(7)
Cash flows from financing activities:
Payments relating to finance leases and other, net	(1)	(2)
Net cash provided by (used in) financing activities	(1)	(2)
Effect of exchange rates on cash and cash equivalents	1	—
Net change in cash and cash equivalents	(20)	(13)
Cash and cash equivalents, beginning of period	313	387
Cash and cash equivalents, end of period	$293	$374

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2020	$1	$2,051	$(1,208)	$(145)	$699
Net loss	—	—	(10)	—	(10)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	1	1
March 31, 2021	$1	$2,053	$(1,218)	$(144)	$692

December 31, 2021	$1	$2,061	$(1,203)	$(147)	$712
Net income	—	—	30	—	30
Stock-based compensation	—	2	—	—	2
Other comprehensive income	—	—	—	2	2
March 31, 2022	$1	$2,063	$(1,173)	$(145)	$746

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of March 31, 2022 and December 31, 2021, AFDA totaled $24 million and $25 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2022 and December 31, 2021, contract assets were $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of March 31, 2022 and December 31, 2021, contract liabilities were $32 million and $27 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2022, the increase in contract liabilities was primarily related to net customer deposits of approximately $11 million, partially offset by recognizing revenue of approximately $6 million that was deferred as of December 31, 2021.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2022	December 31, 2021
Information technology assets	1-7 Years	$48	$48
Operating equipment (1)	2-15 Years	126	129
Buildings and land (2)	5-35 Years	92	91
Construction in progress		3	3
Total property, plant and equipment		269	271
Less: accumulated depreciation		(163)	(160)
Property, plant and equipment, net		$106	$111

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2022	December 31, 2021
Compensation and other related expenses	$28	$35
Contract liabilities	32	27
Taxes (non-income)	10	12
Current portion of operating lease liabilities	15	15
Other	24	23
Total	$109	$112

5. Debt

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S and Canada. As of March 31, 2022, the Company had no borrowings against the Credit Facility and approximately $436 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to repay borrowings against the current Credit Facility until the expiration date.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2023.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

Foreign Currency
Translation Adjustments
Balance at December 31, 2021	$(147)
Other comprehensive gain	2
Balance at March 31, 2022	$(145)

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

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$334	$252
Canada	82	58
International	57	51
Total revenue	$473	$361
Operating profit (loss):
United States	$14	$(13)
Canada	7	4
International	2	1
Total operating profit (loss)	$23	$(8)

8. Income Taxes

The effective tax rate for the three months ended March 31, 2022, was 9.1% compared to (5.5%) for the corresponding period of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three months ended March 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S. The current geopolitical conditions and the COVID-19 pandemic have had an impact on the global supply chain and create continuing uncertainty in the Company’s short-term results. Consequently, the Company is continuing to rely on the discrete-period method for calculating its interim period tax provision for the three months ended March 31, 2022. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

9. Earnings (Loss) Per Share

For the three months ended March 31, 2022, approximately 4 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended March 31, 2021, approximately 6 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to the Company recognizing a net loss.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to the Company	$30	$(10)
Less: net income attributable to participating securities	—	—
Net income (loss) attributable to the Company's stockholders	$30	$(10)
Denominator:
Weighted average basic common shares outstanding	110,602,943	110,071,365
Effect of dilutive securities	219,574	—
Weighted average diluted common shares outstanding	110,822,517	110,071,365
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.27	$(0.09)
Diluted	$0.27	$(0.09)

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

For the three months ended March 31, 2022, the Company granted 664,274 shares of RSAs and RSUs with a weighted average fair value of $9.62 per share and PSAs to senior management employees with potential payouts varying from zero to 701,668 shares. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period set by the Company’s Compensation Committee of the Board of Directors. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

Performance against the TSR metric is determined by comparing the performance of the Company’s TSR with the TSR performance of designated peer companies for the three-year performance period. Performance against the EBITDA metric is determined by comparing the performance of the Company’s actual EBITDA average for each of the three-years of the performance period against the EBITDA metrics set. Performance against the ROCE metric is determined by comparing the performance of the Company’s actual ROCE average for each of the three-years of the performance period against the ROCE metrics set.

Stock-based compensation expense recognized for the three months ended March 31, 2022, and 2021 totaled $2 million for both periods.

11. Commitments and Contingencies

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters with entities such as suppliers, customers, parties to acquisitions and divestitures, government authorities and other external parties. The Company regularly reviews and records the estimated probable liability in an amount believed to be sufficient and continues to periodically reexamine the estimates of probable liabilities and any associated expenses to make appropriate adjustments to such estimates as necessary. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and past experience regarding the valuation of these claims. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined. While the Company has established estimates it believes to be reasonable under the facts known, the outcomes of litigation and similar disputes are often difficult to reliably predict and may result in decisions or settlements that are contrary to, or in excess of, the Company's expectations.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2022, the Company was contingently liable for approximately $12 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

In 2021, the Company completed an acquisition which included a contingent consideration arrangement that required additional consideration to be paid based on the achievement of a specified performance target over the earn-out period of one year. The fair value of contingent consideration liability included in other current liabilities in the consolidated balance sheet as of December 31, 2021, was approximately $13 million. As of March 31, 2022, the earn-out period was completed and the Company calculated the contingent consideration threshold was not achieved and the contingent liability was removed, resulting in a benefit of approximately $13 million, recognized in other income (expense) in the consolidated statement of operations. However, the Company is currently in disagreement with the sellers on aspects of the agreement. The Company does not believe at this time that resolution of the matter will have a material impact on its consolidated financial statements, but the final outcome has not been determined.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2022 and 2021, the Company recorded a loss of less than $1 million and a gain of less than $1 million, respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $7 million and $9 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, disruptions caused by COVID-19, changes in applicable government regulations, increased borrowing costs, geopolitical conditions (including the Ukraine conflict and its regional and global impact) or any litigation arising out of or related thereto, impairments in long-lived assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 150 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 175 locations and approximately 2,300 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

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

We support land and offshore operations for all the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include South America, the North Sea, the Middle East, Asia Pacific, portions of the former Soviet Union and Africa. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas terminals, power generation utilities operations and customer on-site locations.

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

We have expanded globally, through acquisitions and organic investments, into Australia, Azerbaijan, Brazil, Canada, China, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore, the United Arab Emirates and the United States (“U.S.”).

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

International

We operate in approximately 20 countries and serve the needs of our international customers from approximately 20 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide products and supply chain solutions support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we began to wind down our operations in Russia. As of March 31, 2022, Russia represented less than one percent of our net book value of assets, and no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact our assets in Russia, which could cause us to take a charge related to those assets.

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2022 and 2021 and the fourth quarter of 2021 include the following:

			%		%
			1Q22 v		1Q22 v
	1Q22*	1Q21*	1Q21	4Q21*	4Q21
Active Drilling Rigs:
U.S.	633	392	61.5%	559	13.2%
Canada	198	139	42.4%	161	23.0%
International	823	698	17.9%	817	0.7%
Worldwide	1,654	1,229	34.6%	1,537	7.6%

West Texas Intermediate Crude Prices (per barrel)	$94.45	$57.79	63.4%	$77.45	21.9%
Natural Gas Prices ($/MMBtu)	$4.66	$3.56	30.9%	$4.77	(2.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,383.09	$1,113.52	24.2%	$1,854.04	(25.4%)

* Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2022:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,500
2,000
1,500
1,000
500
0
West Texas Intermediate Price per Barrel
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$-

	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22
U.S.	785	396	254	310	392	451	498	559	633
Canada	195	25	48	92	139	73	151	161	198
International	1,074	834	731	663	698	734	772	817	823
Worldwide	2,054	1,255	1,033	1,065	1,229	1,258	1,421	1,537	1,654
WTI	$45.76	$27.81	$40.89	$42.45	$57.79	$66.09	$70.62	$77.45	$94.45

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 7.6% (from 1,537 rigs to 1,654 rigs) and the U.S. increased 13.2% (from 559 rigs to 633 rigs) in the first quarter of 2022 compared to the fourth quarter of 2021. The average price per barrel of West Texas Intermediate Crude increased 21.9% (from $77.45 per barrel to $94.45 per barrel), and natural gas prices declined 2.3% (from $4.77 per MMBtu to $4.66 per MMBtu) in the first quarter of 2022 compared to the fourth quarter of 2021. The average price per short ton of Hot-Rolled Coil declined 25.4% (from $1,854.04 per short ton to $1,383.09 per short ton) in the first quarter of 2022 compared to the fourth quarter of 2021.

U.S. rig count at April 14, 2022 was 693 rigs, up 60 rigs from the first quarter 2022 average. The price for West Texas Intermediate Crude was $106.84 per barrel at April 14, 2022, up 13.1% from the first quarter 2022 average. The price for natural gas was $6.94 per MMBtu at April 14, 2022, up 48.9% from the first quarter 2022 average. The price for Hot-Rolled Coil was $1,422.00 per short ton at April 11, 2022, up 2.8% from the first quarter 2022 average.

Executive Summary

For the three months ended March 31, 2022, the Company generated net income of $30 million on $473 million in revenue. For the three months ended March 31, 2022, revenue increased $112 million or 31.0%, and net income increased $40 million when compared to the corresponding period of 2021.

For the three months ended March 31, 2022, the Company generated an operating profit of $23 million compared to an operating loss of $8 million for the corresponding period of 2021.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity.

Continuing to the date of this filing, uncertainty still exists concerning the COVID-19 pandemic and its impact on the economy and global oil and gas demand as countries and regions address varying caseloads. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased the level of economic and political uncertainty. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this environment, we have undergone a significant cost transformation by taking decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and continue to support our customers and grow revenue. We will continue to adapt and position the Company for the market ahead. As conditions evolve, our response may result in various charges in future periods.

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

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$334	$252
Canada	82	58
International	57	51
Total revenue	$473	$361
Operating profit (loss):
United States	$14	$(13)
Canada	7	4
International	2	1
Total operating profit (loss)	$23	$(8)

United States

For the three months ended March 31, 2022, revenue was $334 million, an increase of $82 million or 32.5% when compared to the corresponding period of 2021. For the three months ended March 31, 2022, the increase was primarily driven by the fluctuations in U.S. drilling and completions activity.

For the three months ended March 31, 2022, the U.S. generated an operating profit of $14 million, an improvement of $27 million when compared to the corresponding period of 2021. For the three months ended March 31, 2022, operating profit increased primarily due to the increase in revenue discussed above, coupled with improved product margins.

Canada

For the three months ended March 31, 2022, revenue was $82 million, an increase of $24 million or 41.4% when compared to the corresponding period of 2021. For the three months ended March 31, 2022, the increase was primarily driven by the increase in Canadian rig count.

For the three months ended March 31, 2022, Canada generated an operating profit of $7 million, an increase of $3 million when compared to the corresponding period of 2021. For the three months ended March 31, 2022, operating profit increased primarily due to the increase in revenue discussed above, partially offset by a reduction in the Canada Emergency Wage Subsidy.

International

For the three months ended March 31, 2022, revenue was $57 million, an increase of $6 million or 11.8% when compared to the corresponding period of 2021. For the three months ended March 31, 2022, the increase was primarily driven by the increase in International rig count and stronger project activity, partially offset by unfavorable foreign exchange rate impacts.

For the three months ended March 31, 2022, the International segment generated an operating profit of $2 million, an increase of $1 million when compared to the corresponding period of 2021. For the three months ended March 31, 2022, operating profit increased primarily due to the increase in revenue discussed above.

Cost of products

For the three months ended March 31, 2022, cost of products was $366 million compared to $286 million for the corresponding period of 2021. For the three months ended March 31, 2022, the increase was primarily due to the increase in revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2022, warehousing, selling and administrative expenses were $84 million compared to $79 million for the corresponding period of 2021. For the three months ended March 31, 2022, the increase was primarily driven by reductions in government wage subsidies and bad debt recoveries realized in the corresponding period of 2021. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

For the three months ended March 31, 2022, impairment and other charges were nil compared to $4 million for the corresponding period of 2021. The Company recognized approximately $4 million related to held-for-sale assets and operating right-of-use assets for the three months ended March 31, 2021.

The Company has committed to close certain foreign subsidiaries in the international segment. Impairment of assets were not material for the three months ended March 31, 2022; however, accumulated translated gains and losses attributable to the foreign subsidiaries which are components of other comprehensive income (loss) will reclassify to earnings and result in additional charges when liquidations are substantially complete.

Other income (expense)

For the three months ended March 31, 2022, other income was $10 million compared to other expense of $1 million for the corresponding period of 2021. For the three months ended March 31, 2022, other income was primarily attributable to a benefit of approximately $13 million related to the decrease of contingent consideration liability associated with a prior year acquisition.

Income tax provision

The effective tax rate for the three months ended March 31, 2022, was 9.1% compared to (5.5%) for the corresponding period of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three months ended March 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance on deferred tax assets in the U.S.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended March 31,
	2022	2021
GAAP net income (loss) (1)	$30	$(10)
Interest, net	—	—
Income tax provision (benefit)	3	1
Depreciation and amortization	4	6
Other costs:
Stock-based compensation	2	2
Other (2)	(11)	4
EBITDA excluding other costs	$28	$3
EBITDA % excluding other costs (3)	5.9%	0.8%

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
(2)
For the three months ended March 31, 2022, Other primarily included a benefit of approximately $13 million related to the decrease of contingent consideration liability, which was included in other income, partially offset by separation and transaction-related charges.
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

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $293 million and $313 million, respectively. As of March 31, 2022, $92 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first three months of 2022, we repatriated $10 million from our Canadian operations. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of March 31, 2022, we had no borrowings against our revolving credit facility, and had approximately $436 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $289 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2022, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(22)	$(4)
Net cash provided by (used in) investing activities	2	(7)
Net cash provided by (used in) financing activities	(1)	(2)

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $22 million compared to $4 million used in operating activities in the corresponding period of 2021. For the three months ended March 31, 2022, net cash used in operating activities was primarily due to a net increase in working capital as a result of growing market activity, partially offset by improved operating results.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $2 million compared to $7 million used in investing activities in the corresponding period of 2021 related to acquisition and divestiture activity.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $1 million compared to $2 million used in financing activities in the corresponding period of 2021. For the three months ended March 31, 2022, the activity was primarily attributed to the Company making payments relating to its finance lease arrangements.

Other

For the three months ended March 31, 2022, the effect of the change in exchange rates on cash and cash equivalents was an increase of $1 million compared to nil for the corresponding period of 2021.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our net sales for the three months ended March 31, 2022, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2022, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). For three months ended March 31, 2022, the Company realized a net foreign currency translation gain totaling $2 million, which was included in other comprehensive income (loss). Upon closure of a foreign subsidiary, the amount attributable to the foreign subsidiary accumulated translation gains and losses are reclassified into earnings as a component of impairment and other charges in the consolidated statements of operations, once the closure is substantially complete.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the three months ended March 31, 2022 and 2021, the Company reported foreign currency transaction losses of $1 million and less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

Some of the revenues for our foreign operations are denominated in U.S. dollars and, therefore, changes in foreign currency exchange rates impact earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenues for our foreign operations are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate those risks, we may utilize foreign currency forward contracts to better match the currency of the revenues and the associated costs. Although we may utilize foreign currency forward contracts to economically hedge certain foreign currency denominated balances or transactions, we do not currently hedge the net investments in our foreign operations. The counterparties to our forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored by us on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

The average foreign exchange rate for the first three months of 2022 compared to the average for the corresponding period of 2021 decreased by approximately 1% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound and Australian dollar decreased in relation to the U.S. dollar by less than 1%, approximately 3% and approximately 6%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2022 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $1 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	NOW Inc. Amended and Restated Certificate of Incorporation (6)

3.2	NOW Inc. Amended and Restated Bylaws (6)

10.1	Form of Employment Agreement for Executive Officers (1)

10.2	NOW Inc. 2014 Incentive Compensation Plan (2)

10.3	Form of Nonqualified Stock Option Agreement (3)

10.4	Form of Restricted Stock Award Agreement (3 year cliff vest) (3)

10.5	Form of Performance Award Agreement (3)

10.6	Form of Amendment to Employment Agreement for Executive Officers (4)

10.7	Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender (5)

10.8	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (7)

10.9	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (7)

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

Date: May 5, 2022

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer