Form 10-Q
period 2022-06-30
NOW Inc.
filed 2022-08-03
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 27, 2022, the registrant had 110,851,347 shares of common stock (excluding 1,457,296 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232	$313
Receivables, net	389	304
Inventories, net	331	250
Prepaid and other current assets	17	16
Total current assets	969	883
Property, plant and equipment, net	111	111
Goodwill	79	67
Intangibles, net	13	9
Other assets	30	34
Total assets	$1,202	$1,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$290	$235
Accrued liabilities	112	112
Other current liabilities	6	22
Total current liabilities	408	369
Long-term operating lease liabilities	12	17
Other long-term liabilities	5	6
Total liabilities	425	392
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,851,347 and 110,558,831 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,067	2,061
Accumulated deficit	(1,147)	(1,203)
Accumulated other comprehensive loss	(144)	(147)
Total stockholders' equity	777	712
Total liabilities and stockholders' equity	$1,202	$1,104

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$539	$400	$1,012	$761
Operating expenses:
Cost of products	411	315	777	601
Warehousing, selling and administrative	89	85	173	164
Impairment and other charges	10	—	10	4
Operating profit (loss)	29	—	52	(8)
Other income (expense)	(1)	(1)	9	(2)
Income (loss) before income taxes	28	(1)	61	(10)
Income tax provision	2	1	5	2
Net income (loss)	$26	$(2)	$56	$(12)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.23	$(0.02)	$0.50	$(0.11)
Diluted earnings (loss) per common share	$0.23	$(0.02)	$0.50	$(0.11)
Weighted-average common shares outstanding, basic	111	110	111	110
Weighted-average common shares outstanding, diluted	111	110	111	110

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$26	$(2)	$56	$(12)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	2	3	3
Comprehensive income (loss)	$27	$—	$59	$(9)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$56	$(12)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9	12
Provision for inventory	4	6
Impairment and other charges	10	4
Other, net	(1)	11
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(88)	(63)
Inventories	(87)	9
Accounts payable, accrued liabilities and other, net	46	37
Net cash provided by (used in) operating activities	(51)	4
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(21)	(96)
Purchases of property, plant and equipment	(6)	(2)
Other, net	2	—
Net cash provided by (used in) investing activities	(25)	(98)
Cash flows from financing activities:
Payments relating to finance leases and other, net	—	(1)
Net cash provided by (used in) financing activities	—	(1)
Effect of exchange rates on cash and cash equivalents	(5)	1
Net change in cash and cash equivalents	(81)	(94)
Cash and cash equivalents, beginning of period	313	387
Cash and cash equivalents, end of period	$232	$293

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Additional	Retained	Accum. Other	Total
	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
December 31, 2020	$1	$2,051	$(1,208)	$(145)	$699
Net loss	—	—	(10)	—	(10)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	1	—	—	1
Shares withheld for taxes	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	1	1
March 31, 2021	$1	$2,053	$(1,218)	$(144)	$692
Net loss	—	—	(2)	—	(2)
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	2	—	—	2
Other comprehensive income	—	—	—	2	2
June 30, 2021	$1	$2,057	$(1,220)	$(142)	$696

December 31, 2021	$1	$2,061	$(1,203)	$(147)	$712
Net income	—	—	30	—	30
Stock-based compensation	—	2	—	—	2
Other comprehensive income	—	—	—	2	2
March 31, 2022	$1	$2,063	$(1,173)	$(145)	$746
Net income	—	—	26	—	26
Stock-based compensation	—	2	—	—	2
Exercise of stock options	—	2	—	—	2
Other comprehensive income	—	—	—	1	1
June 30, 2022	$1	$2,067	$(1,147)	$(144)	$777

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of June 30, 2022 and December 31, 2021, AFDA totaled $26 million and $25 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of June 30, 2022 and December 31, 2021, contract assets were $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of June 30, 2022 and December 31, 2021, contract liabilities were $30 million and $27 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the six months ended June 30, 2022, the increase in contract liabilities was primarily related to net customer deposits of approximately $17 million, partially offset by recognizing revenue of approximately $14 million that was deferred as of December 31, 2021.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2022	December 31, 2021
Information technology assets	1-7 Years	$48	$48
Operating equipment (1)	2-15 Years	127	129
Buildings and land (2)	5-35 Years	95	91
Construction in progress		3	3
Total property, plant and equipment		273	271
Less: accumulated depreciation		(162)	(160)
Property, plant and equipment, net		$111	$111

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2022	December 31, 2021
Compensation and other related expenses	$32	$35
Contract liabilities	30	27
Taxes (non-income)	11	12
Current portion of operating lease liabilities	14	15
Other	25	23
Total	$112	$112

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S and Canada. As of June 30, 2022, the Company had no borrowings against the Credit Facility and approximately $454 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to repay borrowings against the current Credit Facility until the expiration date.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance requirements expiring in June 2023.

6. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Six Months Ended June 30,
	2022	2021
Beginning balance	$(147)	$(145)
Other comprehensive income (loss) before reclassifications	(7)	3
Amounts reclassified from accumulated other comprehensive income (loss)	10	—
Net current-period other comprehensive income (loss)	3	3
Ending balance	$(144)	$(142)

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

As of June 30, 2022, the Company substantially completed the liquidation of certain foreign subsidiaries in its International segment. As a result, the Company reclassified $10 million of foreign currency translation losses from the component of AOCI into earnings, reflected in impairment and other charges in the consolidated statement of operations.

7. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$408	$296	$742	$548
Canada	72	51	154	109
International	59	53	116	104
Total revenue	$539	$400	$1,012	$761
Operating profit (loss):
United States	$32	$(3)	$46	$(16)
Canada	6	2	13	6
International	(9)	1	(7)	2
Total operating profit (loss)	$29	$—	$52	$(8)

8. Income Taxes

The effective tax rates for the three and six months ended June 30, 2022, were 7.1% and 8.2%, respectively, compared to (88.9%) and (14.8%), respectively, for the corresponding periods of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and six months ended June 30, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. The current geopolitical conditions and the COVID-19 pandemic have had an impact on the global supply chain and create continuing uncertainty in the Company’s short-term results. Consequently, the Company is continuing to rely on the discrete-period method for calculating its interim period tax provision for the three and six months ended June 30, 2022. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

9. Earnings (Loss) Per Share

For the three and six months ended June 30, 2022, approximately 2 million and 3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended June 30, 2021, approximately 6 million of potentially dilutive shares were excluded in both periods from the computation of diluted earnings per share due to the Company recognizing a net loss.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to the Company	$26	$(2)	$56	$(12)
Less: net income attributable to participating securities	(1)	—	(1)	—
Net income (loss) attributable to the Company's stockholders	$25	$(2)	$55	$(12)
Denominator:
Weighted average basic common shares outstanding	110,772,042	110,419,322	110,687,985	110,246,306
Effect of dilutive securities	302,291	—	260,932	—
Weighted average diluted common shares outstanding	111,074,333	110,419,322	110,948,917	110,246,306
Earnings (loss) per share attributable to the Company's stockholders:
Basic	$0.23	$(0.02)	$0.50	$(0.11)
Diluted	$0.23	$(0.02)	$0.50	$(0.11)

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

10. Stock-based Compensation and Outstanding Awards

For the six months ended June 30, 2022, the Company granted 1,152,413 shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") with a weighted average fair value of $9.86 per share. In addition, the Company granted performance stock awards ("PSAs") to senior management employees with potential payouts varying from zero to 701,668 shares. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense totaled $2 million and $4 million for the three and six months ended June 30, respectively, in both 2022 and 2021.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of June 30, 2022, the Company was contingently liable for approximately $13 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

In 2021, the Company completed an acquisition which included a contingent consideration arrangement that required additional consideration to be paid based on the achievement of a specified performance target over the earn-out period of one year. The fair value of contingent consideration liability included in other current liabilities in the consolidated balance sheet as of December 31, 2021, was approximately $13 million. As of March 31, 2022, the earn-out period was completed and the Company calculated the contingent consideration threshold was not achieved. As a result, the Company recognized a benefit of approximately $13 million in other income (expense) in the consolidated statement of operations in the three months ended March 31, 2022. However, the Company is currently in disagreement with the sellers on certain aspects of the agreement. The Company does not believe at this time that resolution of the matter will have a material impact on its consolidated financial statements, but the final outcome has not been determined.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three and six months ended June 30, 2022, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. For the three and six months ended June 30, 2021, the Company recorded a gain of less than $1 million in both periods related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $11 million and $9 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

13. Acquisition

During the three months ended June 30, 2022, the Company completed an acquisition for a net purchase price consideration of approximately $21 million cash. The acquisition expands NOW's product offering in the U.S. Process Solutions reporting unit. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $12 million and intangible assets of $4 million in the United States segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. All of the goodwill is expected to be deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

14. Subsequent Event

On August 3, 2022, the Company’s board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

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

We stock or sell approximately 300,000 stock keeping units through our branch network. Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in approximately 20 countries we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Basis of Presentation

All significant intercompany transactions and accounts have been eliminated. The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2022 and 2021 and the first quarter of 2022 include the following:

			%		%
			2Q22 v		2Q22 v
	2Q22*	2Q21*	2Q21	1Q22*	1Q22
Active Drilling Rigs:
U.S.	716	451	58.8%	633	13.1%
Canada	114	73	56.2%	198	(42.4%)
International	816	734	11.2%	823	(0.9%)
Worldwide	1,646	1,258	30.8%	1,654	(0.5%)

West Texas Intermediate Crude Prices (per barrel)	$108.72	$66.09	64.5%	$94.45	15.1%
Natural Gas Prices ($/MMBtu)	$7.48	$2.94	154.4%	$4.66	60.5%
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,372.67	$1,460.30	(6.0%)	$1,383.09	(0.8%)

* Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2022:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
West Texas Intermediate Price per Barrel
$120
$100
$80
$60
$40
$20
$-

	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22
U.S.	396	254	310	392	451	498	559	633	716
Canada	25	48	92	139	73	151	161	198	114
International	834	731	663	698	734	772	817	823	816
Worldwide	1,255	1,033	1,065	1,229	1,258	1,421	1,537	1,654	1,646
WTI	$27.81	$40.89	$42.45	$57.79	$66.09	$70.62	$77.45	$94.45	$108.72

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count declined 0.5% (from 1,654 rigs to 1,646 rigs) and the U.S. increased 13.1% (from 633 rigs to 716 rigs) in the second quarter of 2022 compared to the first quarter of 2022. The average price per barrel of West Texas Intermediate Crude increased 15.1% (from $94.45 per barrel to $108.72 per barrel), and natural gas prices increased 60.5% (from $4.66 per MMBtu to $7.48 per MMBtu) in the second quarter of 2022 compared to the first quarter of 2022. The average price per short ton of Hot-Rolled Coil declined 0.8% (from $1,383.09 per short ton to $1,372.67 per short ton) in the second quarter of 2022 compared to the first quarter of 2022.

U.S. rig count at July 15, 2022 was 756 rigs, up 40 rigs from the second quarter 2022 average. The price for West Texas Intermediate Crude was $99.59 per barrel at July 15, 2022, down 8.4% from the second quarter 2022 average. The price for natural gas was $6.60 per MMBtu at July 15, 2022, down 11.8% from the second quarter 2022 average. The price for Hot-Rolled Coil was $1,015.00 per short ton at July 11, 2022, down 26.1% from the second quarter 2022 average.

Executive Summary

For the three and six months ended June 30, 2022, the Company generated net income of $26 million and $56 million on $539 million and $1,012 million in revenue, respectively. For the three and six months ended June 30, 2022, revenue increased $139 million or 34.8% and increased $251 million or 33.0%, respectively, and net income increased $28 million and $68 million, respectively, when compared to the corresponding periods of 2021.

For the three and six months ended June 30, 2022, the Company generated an operating profit of $29 million and $52 million, respectively, compared to an operating profit of nil and operating loss of $8 million, respectively, for the corresponding periods of 2021.

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

Continuing to the date of this filing, uncertainty still exists concerning the effects of the COVID-19 pandemic and its impact on the economy and global oil and gas demand as countries and regions address varying caseloads. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased the level of economic and political uncertainty. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions. To navigate this environment, we have undergone a significant cost transformation by taking decisive actions to cut costs, accelerate structural changes and deploy various technologies to optimize processes, increase productivity and continue to support our customers and grow revenue. We will continue to adapt and position the Company for the market ahead. As conditions evolve, our response may result in various charges in future periods.

We see the rise in energy transition investments as an opportunity for us to supply many of the current products and services we provide, as well as an opportunity to partner and source from new suppliers to expand our offering, to meet our customers’ needs for their energy transition investments. A number of our larger customers are leading the investments in energy transition projects where we expect to continue to supply them while expanding our offerings to meet their changing requirements. We are also targeting new customers that are not traditional oil and gas customers, but are those that will play a part in the future of energy transition.

Results of Operations

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$408	$296	$742	$548
Canada	72	51	154	109
International	59	53	116	104
Total revenue	$539	$400	$1,012	$761
Operating profit (loss):
United States	$32	$(3)	$46	$(16)
Canada	6	2	13	6
International	(9)	1	(7)	2
Total operating profit (loss)	$29	$—	$52	$(8)

United States

For the three and six months ended June 30, 2022, revenue was $408 million and $742 million, an increase of $112 million or 37.8% and an increase of $194 million or 35.4%, respectively, when compared to the corresponding periods of 2021. For the three and six months ended June 30, 2022, the increases were primarily driven by the strengthening in U.S. drilling and completions activity.

For the three and six months ended June 30, 2022, the U.S. generated an operating profit of $32 million and $46 million, an improvement of $35 million and $62 million, respectively, when compared to the corresponding periods of 2021. For the three months and six months ended June 30, 2022, operating profit increased primarily due to the increase in revenue discussed above, coupled with improved product margins.

Canada

For the three and six months ended June 30, 2022, revenue was $72 million and $154 million, an increase of $21 million or 41.2% and $45 million or 41.3%, respectively, when compared to the corresponding periods of 2021. For the three and six months ended June 30, 2022, the increases were primarily driven by the increase in Canadian rig count.

For the three and six months ended June 30, 2022, Canada generated an operating profit of $6 million and $13 million, an increase of $4 million and $7 million, respectively, when compared to the corresponding periods of 2021. For the three and six months ended June 30, 2022, operating profit increased primarily due to the increases in revenue discussed above, partially offset by reductions in the Canada Emergency Wage Subsidy.

International

For the three and six months ended June 30, 2022, revenue was $59 million and $116 million, an increase of $6 million or 11.3% and $12 million or 11.5%, respectively, when compared to the corresponding periods of 2021. For the three and six months ended June 30, 2022, the increases were primarily driven by the increase in International rig count and stronger project activity, partially offset by unfavorable foreign exchange rate impacts.

For the three and six months ended June 30, 2022, the International segment generated an operating loss of $9 million and $7 million, a decline of $10 million and $9 million, respectively, when compared to the corresponding periods of 2021. As of June 30, 2022, we substantially completed the liquidation of various foreign subsidiaries in Russia, Latin America and the Middle East. For the three and six months ended June 30, 2022, these liquidations resulted in a reclassification of $10 million foreign currency translation losses into earnings, reflected in impairment and other charges in the consolidated statements of operations.

Cost of products

For the three and six months ended June 30, 2022, cost of products was $411 million and $777 million, respectively, compared to $315 million and $601 million, respectively, for the corresponding periods of 2021. For the three and six months ended June 30, 2022, the increases were primarily due to the increases in revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and six months ended June 30, 2022, warehousing, selling and administrative expenses were $89 million and $173 million, respectively, compared to $85 million and $164 million, respectively, for the corresponding periods of 2021. For the three and six months ended June 30, 2022, the increases were primarily driven by reductions in government wage subsidies and bad debt recoveries realized in the corresponding periods of 2021. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

For the three and six months ended June 30, 2022, impairment and other charges were $10 million in both periods, compared to nil and $4 million, respectively, for the corresponding periods of 2021. For the six months ended June 30, 2022, the Company recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Other income (expense)

For the three and six months ended June 30, 2022, the Company recognized expense of $1 million and income of $9 million, respectively, compared to other expenses of $1 million and $2 million, respectively, for the corresponding periods of 2021. For the three months ended June 30, 2022, other expense was primarily related to unfavorable foreign exchange rate impacts. For the six months ended June 30, 2022, other income was primarily attributable to a benefit of approximately $13 million related to the decrease of contingent consideration liability associated with a prior year acquisition.

Income tax provision

The effective tax rates for the three and six months ended June 30, 2022, were 7.1% and 8.2%, respectively, compared to (88.9%) and (14.8%), respectively, for the corresponding periods of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and six months ended June 30, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income (loss) (1)	$26	$(2)	$56	$(12)
Interest, net	—	—	—	—
Income tax provision	2	1	5	2
Depreciation and amortization	5	6	9	12
Other costs:
Stock-based compensation	2	2	4	4
Other (2)	12	1	1	5
EBITDA excluding other costs	$47	$8	$75	$11
EBITDA % excluding other costs (3)	8.7%	2.0%	7.4%	1.4%

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
(2)
For the three months ended June 30, 2022, Other primarily included approximately $10 million of impairment and other charges related to the reclassification of accumulated foreign currency translation losses due to the substantial liquidation of certain foreign subsidiaries, as well as, approximately $2 million in separation and transaction-related charges, which were included in operating profit. For the six months ended June 30, 2022, Other primarily included approximately $10 million of impairment and other charges discussed above, as well as, approximately $4 million in separation and transaction-related charges, partially offset by a benefit of approximately $13 million related to the decrease of contingent consideration liability, which was included in other income.
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

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $232 million and $313 million, respectively. As of June 30, 2022, $88 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first six months of 2022, we repatriated $10 million from our Canadian operations. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of June 30, 2022, we had no borrowings against our revolving credit facility, and had approximately $454 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $342 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2022, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(51)	$4
Net cash provided by (used in) investing activities	(25)	(98)
Net cash provided by (used in) financing activities	—	(1)

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $51 million compared to $4 million provided by operating activities in the corresponding period of 2021. For the six months ended June 30, 2022, net cash used in operating activities was primarily due to a net increase in working capital as a result of growing market activity, partially offset by improved operating results.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $25 million compared to $98 million used in investing activities in the corresponding period of 2021. For the six months ended June 30, 2022, net cash used in investing activities was primarily due to a business acquisition of $21 million and capital expenditures.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was nil compared to $1 million used in financing activities in the corresponding period of 2021. For the six months ended June 30, 2022, the activity was attributed to the Company making payments of $2 million relating to its finance lease arrangements offset by cash received from the exercise of stock options.

Other

For the six months ended June 30, 2022, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $5 million compared to an increase of $1 million for the corresponding period of 2021.

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

Share Repurchase Program

On August 3, 2022, the Company’s board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, goodwill and long-lived assets, contingent consideration, purchase price allocation of acquisitions, vendor consideration and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 30% of our net sales for the six months ended June 30, 2022, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2022, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the six months ended June 30, 2022, we reported a net foreign currency translation gain totaling $3 million, primarily related to a $10 million reclassification partially offset by the foreign currency translation loss of $7 million. The reclassification was a result of substantially completing the liquidation of certain foreign subsidiaries in our International segment.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the six months ended June 30, 2022 and 2021, we reported foreign currency transaction losses of $1 million and less than $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2022 compared to the average for the corresponding period of 2021 decreased by approximately 3% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound and Australian dollar decreased in relation to the U.S. dollar by approximately 2%, approximately 6% and approximately 7%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2022 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $1 million change in net income for the same period.

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

Date: August 3, 2022

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer