Form 10-Q
period 2022-09-30
NOW Inc.
filed 2022-11-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 26, 2022, the registrant had 110,439,751 shares of common stock (excluding 1,437,286 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267	$313
Receivables, net	406	304
Inventories, net	361	250
Prepaid and other current assets	20	16
Total current assets	1,054	883
Property, plant and equipment, net	109	111
Goodwill	79	67
Intangibles, net	13	9
Other assets	27	34
Total assets	$1,282	$1,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339	$235
Accrued liabilities	111	112
Other current liabilities	8	22
Total current liabilities	458	369
Long-term operating lease liabilities	11	17
Other long-term liabilities	7	6
Total liabilities	476	392
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,635,461 and 110,558,831 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,065	2,060
Accumulated deficit	(1,107)	(1,203)
Accumulated other comprehensive loss	(155)	(147)
NOW Inc. stockholders' equity	804	711
Noncontrolling interest	2	1
Total stockholders' equity	806	712
Total liabilities and stockholders' equity	$1,282	$1,104

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$577	$439	$1,589	$1,200
Operating expenses:
Cost of products	438	343	1,215	944
Warehousing, selling and administrative	95	86	268	250
Impairment and other charges	—	—	10	4
Operating profit	44	10	96	2
Other income (expense)	—	(3)	9	(5)
Income (loss) before income taxes	44	7	105	(3)
Income tax provision	3	2	8	4
Net income (loss)	41	5	97	(7)
Net income attributable to noncontrolling interest	1	—	1	—
Net income (loss) attributable to NOW Inc.	$40	$5	$96	$(7)
Earnings (loss) per share attributable to NOW Inc. stockholders:
Basic	$0.35	$0.05	$0.85	$(0.06)
Diluted	$0.35	$0.05	$0.85	$(0.06)
Weighted-average common shares outstanding, basic	111	111	111	110
Weighted-average common shares outstanding, diluted	111	111	111	110

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$41	$5	$97	$(7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	(4)	(8)	(1)
Comprehensive income (loss)	30	1	89	(8)
Comprehensive income attributable to noncontrolling interest	1	—	1	—
Comprehensive income (loss) attributable to NOW Inc.	$29	$1	$88	$(8)

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$97	$(7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14	18
Provision for inventory	5	8
Impairment and other charges	10	4
Other, net	5	19
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(110)	(93)
Inventories	(122)	11
Prepaid and other current assets	(4)	(3)
Accounts payable, accrued liabilities and other, net	99	71
Net cash provided by (used in) operating activities	(6)	28
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(21)	(96)
Purchases of property, plant and equipment	(7)	(4)
Other, net	2	1
Net cash provided by (used in) investing activities	(26)	(99)
Cash flows from financing activities:
Repurchases of common stock	(4)	—
Payments relating to finance leases and other, net	(1)	(3)
Net cash provided by (used in) financing activities	(5)	(3)
Effect of exchange rates on cash and cash equivalents	(9)	(1)
Net change in cash and cash equivalents	(46)	(75)
Cash and cash equivalents, beginning of period	313	387
Cash and cash equivalents, end of period	$267	$312

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to NOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2020	$1	$2,050	$(1,208)	$(145)	$—	$1	$699
Net loss	—	—	(10)	—	—	—	(10)
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	1	—	—	1
March 31, 2021	$1	$2,052	$(1,218)	$(144)	$—	$1	$692
Net loss	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	2	—	—	2
June 30, 2021	$1	$2,056	$(1,220)	$(142)	$—	$1	$696
Net income	—	—	5	—	—	—	5
Stock-based compensation	—	2	—	—	—	—	2
Other comprehensive loss	—	—	—	(4)	—	—	(4)
September 30, 2021	$1	$2,058	$(1,215)	$(146)	$—	$1	$699

December 31, 2021	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	30	—	—	—	30
Stock-based compensation	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	2	—	—	2
March 31, 2022	$1	$2,062	$(1,173)	$(145)	$—	$1	$746
Net income	—	—	26	—	—	—	26
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	1	—	—	1
June 30, 2022	$1	$2,066	$(1,147)	$(144)	$—	$1	$777
Net income	—	—	40	—	—	1	41
Common stock repurchased	—	—	—	—	(4)	—	(4)
Common stock retired	—	(4)	—	—	4	—	—
Stock-based compensation	—	3	—	—	—	—	3
Other comprehensive loss	—	—	—	(11)	—	—	(11)
September 30, 2022	$1	$2,065	$(1,107)	$(155)	$—	$2	$806

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported results of operations. See Note 6 “Stockholders' Equity” for additional information.

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

See Note 8 “Business Segments” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of September 30, 2022 and December 31, 2021, AFDA totaled $25 million in both periods.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of September 30, 2022 and December 31, 2021, contract assets were $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of September 30, 2022 and December 31, 2021, contract liabilities were $23 million and $27 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the nine months ended September 30, 2022, the decrease in contract liabilities was primarily related to recognizing revenue of approximately $15 million that was deferred as of December 31, 2021, partially offset by net current year customer deposits of approximately $11 million.

3. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2022	December 31, 2021
Information technology assets	1-7 Years	$48	$48
Operating equipment (1)	2-15 Years	129	129
Buildings and land (2)	5-35 Years	93	91
Construction in progress		3	3
Total property, plant and equipment		273	271
Less: accumulated depreciation		(164)	(160)
Property, plant and equipment, net		$109	$111

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2022	December 31, 2021
Compensation and other related expenses	$35	$35
Contract liabilities	23	27
Taxes (non-income)	13	12
Current portion of operating lease liabilities	12	15
Other	28	23
Total	$111	$112

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S and Canada. As of September 30, 2022, the Company had no borrowings against the Credit Facility and approximately $481 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to repay borrowings against the current Credit Facility until the expiration date.

The Company issued $4 million in letters of credit under the Credit Facility primarily for casualty insurance requirements expiring in June 2023.

6. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchases will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. During the three months ended September 30, 2022, the Company repurchased 376,838 shares of its common stock on the open market at an average price of $10.33 per common share for a total of $4 million under this program. All shares repurchased shall be retired pursuant to the terms of the share repurchase program.

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. The initial investment was completed in 2017 with the noncontrolling interest ("NCI") of approximately $1 million which was previously included in additional paid-in capital in the consolidated balance sheets as it was not material, and has been reclassified to NCI to conform to the current period financial statement presentation. For the three and nine months ended September 30, 2022, net income attributable to NCI was approximately $1 million. For all prior periods, net income (loss) attributable to NCI was less than $1 million.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of September 30, 2022 and December 31, 2021, the VIE’s assets were primarily current assets of $8 million and $4 million, respectively, and the liabilities were primarily current liabilities of $2 million and $1 million, respectively.

7. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Nine Months Ended September 30,
	2022	2021
Beginning balance	$(147)	$(145)
Other comprehensive income (loss) before reclassifications	(18)	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	10	—
Net current-period other comprehensive income (loss)	(8)	(1)
Ending balance	$(155)	$(146)

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

For the nine months ended September 30, 2022, the Company reclassified $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in its International segment. Such foreign currency translation losses were reclassified from the component of AOCI into earnings, reflected in impairment and other charges in the consolidated statement of operations.

8. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$435	$312	$1,177	$860
Canada	86	68	240	177
International	56	59	172	163
Total revenue	$577	$439	$1,589	$1,200
Operating profit (loss):
United States	$31	$4	$77	$(12)
Canada	10	5	23	11
International	3	1	(4)	3
Total operating profit	$44	$10	$96	$2

9. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2022, were 6.8% and 7.6%, respectively, compared to 29.7% and (117.1%), respectively, for the corresponding periods of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and nine months ended September 30, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S. For the nine months ended September 30, 2022, the effective tax rate was also impacted by impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. The current geopolitical conditions and the COVID-19 pandemic have had an impact on the global supply chain and create continuing uncertainty in the Company’s short-term results. Consequently, the Company is continuing to rely on the discrete-period method for calculating its interim period tax provision for the three and nine months ended September 30, 2022. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2018 and outside the U.S. for the tax years ending after 2016.

10. Earnings (Loss) Per Share

For the three and nine months ended September 30, 2022, approximately 2 million and 3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2021, approximately 4 million and 5 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or the Company recognizing a net loss.

Basic and diluted earnings (loss) per share are as follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to NOW Inc.	$40	$5	$96	$(7)
Less: net income attributable to participating securities	(1)	—	(1)	—
Net income (loss) attributable to NOW Inc. stockholders	$39	$5	$95	$(7)
Denominator:
Weighted average basic common shares outstanding	110,863,381	110,558,831	110,747,087	110,351,625
Effect of dilutive securities	569,398	71,857	363,754	—
Weighted average diluted common shares outstanding	111,432,779	110,630,688	111,110,841	110,351,625
Earnings (loss) per share attributable to NOW Inc. stockholders:
Basic	$0.35	$0.05	$0.85	$(0.06)
Diluted	$0.35	$0.05	$0.85	$(0.06)

Under ASC Topic 260, “Earnings Per Share”, the two-class method requires a portion of net income attributable to NOW Inc. to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss is not allocated to unvested awards in periods the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income allocated to these participating securities was excluded from net income attributable to NOW Inc. stockholders in the numerator of the earnings per share computation.

11. Stock-based Compensation and Outstanding Awards

For the nine months ended September 30, 2022, the Company granted 1,152,413 shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") with a weighted average fair value of $9.86 per share. In addition, the Company granted performance stock awards ("PSAs") to senior management employees with potential payouts varying from zero to 701,668 shares. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and nine months ended September 30, 2022, totaled $3 million and $7 million, respectively, compared to $2 million and $6 million, respectively, for the corresponding periods of 2021.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of September 30, 2022, the Company was contingently liable for approximately $13 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2022, the Company recorded a gain of less than $1 million and a loss of less than $1 million, respectively, related to changes in fair value. For the three and nine months ended September 30, 2021, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the notional principal associated with those contracts was $9 million in both periods.

As of September 30, 2022, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

14. Acquisition

For the nine months ended September 30, 2022, the Company completed an acquisition for a net purchase price consideration of approximately $21 million cash. The acquisition expands NOW's product offering in the U.S. Process Solutions reporting unit. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $12 million and intangible assets of $4 million in the United States segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. All of the goodwill is expected to be deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, ability to complete the share repurchase program, disruptions caused by COVID-19, changes in applicable government regulations, increased borrowing costs, geopolitical conditions (including the Ukraine conflict and its regional and global impact) or any litigation arising out of or related thereto, impairments in long-lived assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of 160 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 170 locations and approximately 2,350 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

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

United States

We have approximately 110 locations in the U.S., which are geographically positioned to best serve the upstream, midstream and downstream energy and industrial markets.

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2022 and 2021 and the second quarter of 2022 include the following:

			%		%
			3Q22 v		3Q22 v
	3Q22*	3Q21*	3Q21	2Q22*	2Q22
Active Drilling Rigs:
U.S.	761	498	52.8%	716	6.3%
Canada	199	151	31.8%	114	74.6%
International	857	772	11.0%	816	5.0%
Worldwide	1,817	1,421	27.9%	1,646	10.4%

West Texas Intermediate Crude Prices (per barrel)	$93.18	$70.62	31.9%	$108.72	(14.3%)
Natural Gas Prices ($/MMBtu)	$7.99	$4.36	83.3%	$7.48	6.8%
Hot-Rolled Coil Prices (steel) ($/short ton)	$915.51	$1,817.07	(49.6%)	$1,372.67	(33.3%)

* Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2022:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$120
$100
$80
$60
$40
$20
$-
West Texas Intermediate Price per Barrel

	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22
U.S.	254	310	392	451	498	559	633	716	761
Canada	48	92	139	73	151	161	198	114	199
International	731	663	698	734	772	817	823	816	857
Worldwide	1,033	1,065	1,229	1,258	1,421	1,537	1,654	1,646	1,817
WTI	$40.89	$42.45	$57.79	$66.09	$70.62	$77.45	$94.45	$108.72	$93.18

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 10.4% (from 1,646 rigs to 1,817 rigs) and the U.S. increased 6.3% (from 716 rigs to 761 rigs) in the third quarter of 2022 compared to the second quarter of 2022. The average price per barrel of West Texas Intermediate Crude declined 14.3% (from $108.72 per barrel to $93.18 per barrel), and natural gas prices increased 6.8% (from $7.48 per MMBtu to $7.99 per MMBtu) in the third quarter of 2022 compared to the second quarter of 2022. The average price per short ton of Hot-Rolled Coil declined 33.3% (from $1,372.67 per short ton to $915.51 per short ton) in the third quarter of 2022 compared to the second quarter of 2022.

U.S. rig count at October 14, 2022 was 769 rigs, up 8 rigs from the third quarter 2022 average. The price for West Texas Intermediate Crude was $86.10 per barrel at October 14, 2022, down 7.6% from the third quarter 2022 average. The price for natural gas was $6.10 per MMBtu at October 14, 2022, down 23.7% from the third quarter 2022 average. The price for Hot-Rolled Coil was $769.00 per short ton at October 10, 2022, down 16.0% from the third quarter 2022 average.

Executive Summary

For the three and nine months ended September 30, 2022, the Company generated net income of $40 million and $96 million on $577 million and $1,589 million in revenue, respectively. For the three and nine months ended September 30, 2022, revenue increased $138 million or 31.4% and increased $389 million or 32.4%, respectively, and net income increased $35 million and $103 million, respectively, when compared to the corresponding periods of 2021.

For the three and nine months ended September 30, 2022, the Company generated an operating profit of $44 million and $96 million, respectively, compared to an operating profit of $10 million and $2 million, respectively, for the corresponding periods of 2021.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect oil and gas demand to grow over the next several years.

The impact on our business from the COVID-19 pandemic and changing macroeconomic factors continue to unfold. In addition, inflationary pressures and efforts to combat it, threats of recession, changes to production limits, supply chain shortages and geopolitical conflicts, including the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict, have increased the level of market volatility. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$435	$312	$1,177	$860
Canada	86	68	240	177
International	56	59	172	163
Total revenue	$577	$439	$1,589	$1,200
Operating profit (loss):
United States	$31	$4	$77	$(12)
Canada	10	5	23	11
International	3	1	(4)	3
Total operating profit	$44	$10	$96	$2

United States

For the three and nine months ended September 30, 2022, revenue was $435 million and $1,177 million, an increase of $123 million or 39.4% and an increase of $317 million or 36.9%, respectively, when compared to the corresponding periods of 2021. For the three and nine months ended September 30, 2022, the increases were primarily driven by the strengthening in U.S. drilling and completions activity.

For the three and nine months ended September 30, 2022, the U.S. generated an operating profit of $31 million and $77 million, an improvement of $27 million and $89 million, respectively, when compared to the corresponding periods of 2021. For the three and nine months ended September 30, 2022, operating profit increased primarily due to the increase in revenue discussed above, coupled with improved product margins, partially offset by increases in employee related expenses.

Canada

For the three and nine months ended September 30, 2022, revenue was $86 million and $240 million, an increase of $18 million or 26.5% and $63 million or 35.6%, respectively, when compared to the corresponding periods of 2021. For the three and nine months ended September 30, 2022, the increases were primarily driven by the increase in Canadian rig count, partially offset by unfavorable foreign exchange rate impacts.

For the three and nine months ended September 30, 2022, Canada generated an operating profit of $10 million and $23 million, an increase of $5 million and $12 million, respectively, when compared to the corresponding periods of 2021. For the three and nine months ended September 30, 2022, operating profit increased primarily due to the increases in revenue discussed above, partially offset by reductions in the Canada Emergency Wage Subsidy and increases in employee related expenses.

International

For the three and nine months ended September 30, 2022, revenue was $56 million and $172 million, a decrease of $3 million or 5.1% and an increase of $9 million or 5.5%, respectively, when compared to the corresponding periods of 2021. For the three and nine months ended September 30, 2022, the changes were primarily driven by the increase in International rig count and stronger project activity, offset by unfavorable foreign exchange rate impacts of $6 million and $11 million, respectively.

For the three and nine months ended September 30, 2022, the International segment generated an operating profit of $3 million and an operating loss of $4 million, an improvement of $2 million and a decline of $7 million, respectively, when compared to the corresponding periods of 2021. For the three months ended September 30, 2022, operating profit increased due to a reduction in employee related expenses. For the nine months ended September 30, 2022, we recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries reflected in impairment and other charges in the consolidated statements of operations, which was partially offset by the increase in revenue discussed above and a reduction in employee related expenses.

Cost of products

For the three and nine months ended September 30, 2022, cost of products was $438 million and $1,215 million, respectively, compared to $343 million and $944 million, respectively, for the corresponding periods of 2021. For the three and nine months ended September 30, 2022, the increases were primarily due to the increases in revenue in the periods. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and nine months ended September 30, 2022, warehousing, selling and administrative expenses were $95 million and $268 million, respectively, compared to $86 million and $250 million, respectively, for the corresponding periods of 2021. For the three months ended September 30, 2022, the increase was primarily driven by an increase in employee related expenses. For the nine months ended September 30, 2022, the increase was primarily driven by an increase in employee related expenses and reductions in government wage subsidies realized in the corresponding period of 2021. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

For the three and nine months ended September 30, 2022, impairment and other charges were nil and $10 million, respectively, compared to nil and $4 million, respectively, for the corresponding periods of 2021. For the nine months ended September 30, 2022, the Company recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Other income (expense)

For the three and nine months ended September 30, 2022, the Company recorded expense of less than $1 million and income of $9 million, respectively, compared to other expenses of $3 million and $5 million, respectively, for the corresponding periods of 2021. For the nine months ended September 30, 2022, other income was primarily attributable to a benefit of approximately $13 million related to the decrease of contingent consideration liability associated with a prior year acquisition, partially offset by unfavorable foreign exchange rate impacts.

Income tax provision

The effective tax rates for the three and nine months ended September 30, 2022, were 6.8% and 7.6%, respectively, compared to 29.7% and (117.1%), respectively, for the corresponding periods of 2021. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and nine months ended September 30, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S. For the nine months ended September 30, 2022, the effective tax rate was also impacted by impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income (loss) attributable to NOW Inc. (1)	$40	$5	$96	$(7)
Net income attributable to noncontrolling interest	1	—	1	—
Interest expense (income), net	(1)	—	(1)	—
Income tax provision	3	2	8	4
Depreciation and amortization	5	6	14	18
Other costs:
Stock-based compensation	3	2	7	6
Other (2)	2	2	3	7
EBITDA excluding other costs	$53	$17	$128	$28
EBITDA % excluding other costs (3)	9.2%	3.9%	8.1%	2.3%

(1)
We believe that net income (loss) attributable to NOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.
(2)
For the three months ended September 30, 2022, Other of approximately $2 million, included in warehousing, selling and administrative, was related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages. For the nine months ended September 30, 2022, Other also included $4 million of separation and transaction-related charges, as well as, approximately $10 million of impairment and other charges related to the reclassification of accumulated foreign currency translation losses due to the substantial liquidation of certain foreign subsidiaries, partially offset by a benefit of approximately $13 million related to the decrease of contingent consideration liability, which was included in other income.
(3)
EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We expect resources to be available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe that cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements, including capital expenditures and our share repurchase program.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $267 million and $313 million, respectively. As of September 30, 2022, $84 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first nine months of 2022, we repatriated $12 million primarily from our Canadian operations. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of September 30, 2022, we had no borrowings against our revolving credit facility, and had approximately $481 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $368 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2022, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(6)	$28
Net cash provided by (used in) investing activities	(26)	(99)
Net cash provided by (used in) financing activities	(5)	(3)

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $6 million compared to $28 million provided by operating activities in the corresponding period of 2021. For the nine months ended September 30, 2022, net cash used in operating activities was primarily due to a net increase in working capital as a result of growing market activity, partially offset by improved operating results.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $26 million compared to $99 million used in investing activities in the corresponding period of 2021. For the nine months ended September 30, 2022, the Company used $21 million to fund an acquisition and $7 million to purchase property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $5 million compared to $3 million used in financing activities in the corresponding period of 2021. For the nine months ended September 30, 2022, net cash used in financing activities was attributable to the Company's payment of $4 million for share repurchases and $3 million for finance leases, partially offset by $2 million of cash received from the exercise of stock options.

Other

For the nine months ended September 30, 2022, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $9 million compared to a decrease of $1 million for the corresponding period of 2021.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. There can be no assurance that additional financing will be available at terms acceptable to us.

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. As of September 30, 2022, we have repurchased 376,838 shares of our common stock for a total of $4 million. All shares repurchased shall be retired pursuant to the terms of the share repurchase program.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the nine months ended September 30, 2022, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2022, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the nine months ended September 30, 2022, we reported a net foreign currency translation loss of $8 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the nine months ended September 30, 2022 and 2021, we reported foreign currency transaction losses of $1 million in both periods. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2022 compared to the average for the corresponding period of 2021 decreased by approximately 4% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound and Australian dollar decreased in relation to the U.S. dollar by approximately 2%, approximately 9% and approximately 7%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2022 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $2 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (1) (in millions)
July 1 - 31, 2022	—	$—	—	$—
August 1 - 31, 2022	56,566	$10.97	56,566	$79
September 1 - 30, 2022	320,272	$10.21	320,272	$76
Total	376,838	$10.33	376,838
(1)
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

Date: November 2, 2022

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer