Form 10-K
period 2022-12-31
NOW Inc.
filed 2023-02-16
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was $1.0 billion. As of February 9, 2023, there were 110,326,665 shares of the Company’s common stock (excluding 1,426,028 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2023 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

NOW Inc. (“NOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On June 2, 2014, NOW stock began regular trading on the New York Stock Exchange under the ticker symbol “DNOW”. We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DistributionNOW and DNOW brands. Through a network of approximately 170 locations and approximately 2,425 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and the evolving energy transition markets inclusive of greenhouse gas emissions capture, reduction and storage, renewable natural gas ("RNG"), wind, solar, and production of hydrogen as a fuel to power equipment. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, and modular process, production, measurement and control equipment. We also offer procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

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

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include South America, Europe, the Middle East, Asia Pacific, Central Asia and West and North Africa. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas (“LNG”) terminals, power generation utilities and customer on-site locations.

Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in approximately 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Global Operations

Demand for our products is driven primarily by the level of oil and gas drilling, completions, servicing, production, transmission, refining and petrochemical activities. It is also influenced by the global supply and demand for energy, the economy in general and geopolitics. Several factors drive spending, such as investment in energy infrastructure, the North American conventional and shale plays, Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC supply and investments, market expectations of future developments in the oil, natural gas, liquids, refined products, petrochemical, plant maintenance and other industrial, manufacturing and energy sectors.

We have expanded globally, through acquisitions and organic investments, in Australia, Azerbaijan, Brazil, Canada, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States.

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 16 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

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

Canada

We have a network of approximately 40 locations in the Canadian oilfield, predominately in the oil rich provinces of Alberta, Saskatchewan, Manitoba and other targeted locations across the country. Our Canada segment primarily serves energy exploration, production, mining and drilling businesses, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory, as well as product and installation expertise to serve our customers.

International

We operate in approximately 15 countries and serve the needs of our international customers from approximately 20 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide products and supply chain solutions support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with significant expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

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

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps, compressors and fluid movement packages, fabricated liquid and gas measurement systems and process and production equipment. Process Solutions distributes OEM equipment including pumps, generator sets, air and gas compressors, dryers, blowers, mixers and valves. Within our process and production equipment category, we produce customer lease automatic custody transfer (“LACT”) units, vapor recovery units to reduce emissions and routine flaring from storage tanks and renewable natural gas ("RNG") facilities, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units. After-market services include rental, machining and repair service from a team of field mechanics located throughout the central U.S.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas tank battery solutions that positively impact our operator customers by enabling them to design a modular tank battery that enables flexibility and scalability for current and future production, while expediting revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for battery construction. Our vapor recovery systems provide an environmental, social, and governance ("ESG") benefit by enabling customers to retain and sell residual flash gas commonly found in storage tanks resulting in a decrease in greenhouse gas emissions.

Customers

Our primary customers are companies active in the upstream, midstream and downstream sectors of the energy industry, including drilling contractors, well servicing companies, independent and national oil and gas companies, midstream operators, refineries, petrochemical, chemical, utilities, RNG facilities and other downstream energy processors. We also serve a diverse range of industrial and manufacturing companies across a broad spectrum of industries and end markets. We partner with our customers to continually meet or exceed their expectations and add value as a supply chain partner in the locations where they operate. Our products are typically critical to our customers’ operations, yet represent only a small fraction of their total project or facility cost. As a result, our customers seek suppliers with established qualifications and an operational history to deliver high quality and reliable products that meet their requirements in a timely manner.

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. Customers can procure products through our direct branch model or through our ecommerce site, https://shop.dnow.com. We believe we could benefit from consolidation among our customers, as the resulting companies seek global distributors as their source for products and related solutions.

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

Human Capital Resources

At December 31, 2022, we had approximately 2,425 employees, of which approximately 100 were temporary employees. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation. Our ethos determines how we act and interact, what we value, what we tolerate, how we treat one another, our customers and communities and the drive to continue to surpass expectations.

Training and Development Programs

The acquired skills, knowledge and capabilities of our people are central to our success. To maintain and acquire talented employees in the marketplace, we invest in employee development programs that incorporate training courses and programs, including a growing online learning platform, which provides our employees an opportunity for professional development.

We recognize that the advancement and empowerment of our workforce drives a better quality of work and life for our employees, ultimately resulting in the delivery of exceptional service to our customers. As such, we have designed a wide range of professional and leadership development programs focused on helping our employees reach their career goals.

Recognizing Employees

Recognition of individual achievements and contributions is an important part of our culture. Our Customer Priority One program encourages customers, peers and leaders to recognize our employees, customers or vendors who exemplify the Company’s commitment to customer service to cultivate a culture of inspiring one another to be their best. We also award Milestone Service Awards to employees for their years of service and dedication of time to our Company, which recognize employees at each five-year service anniversary.

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

To find the best employees, we must have a diverse pipeline of talent. We have expanded recruiting efforts with diverse organizations so we can reach a broader pool of candidates. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers. As of December 31, 2022, our U.S. workforce was comprised of approximately 27% female and 31% racial minorities.

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

Sustainability

We can assist in reducing emissions of greenhouse gases in our operations by creating a more efficient supply chain. An efficient supply chain can help reduce the carbon footprint of deliveries to our distribution centers and branches and, ultimately to our customers. Use of our large centralized and regional distribution centers allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. Many of the products we distribute are used by our customers to aid their efforts to reduce their greenhouse gas emissions. We continually seek opportunities to expand our portfolio of products we offer to customers to aid in reducing their scope 1 emissions. With one of our acquisitions in December 2022, we can offer our customers an expanding suite of emissions reduction technology that reduces the venting and flaring of greenhouse gas, targeting the oil and gas and the growing RNG markets.

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

The willingness of oil and gas operators to make capital and operating expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital and operating equipment will continue to be influenced by numerous factors over which we have no control, including:

•
the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC countries, to maintain price stability through voluntary production limits, the level of production by other non-OPEC countries, such as the United States, and worldwide demand for oil and gas;
•
the level of production from known reserves;
•
the cost of exploring for and producing oil and gas;
•
limits on access to capital and investor demands for capital discipline;
•
the level of drilling activity and drilling rig day rates;
•
worldwide economic activity;
•
national government political requirements;
•
changes in governmental regulations;
•
the impact of public health crises, such as the COVID-19 pandemic including any new virus strains that result in the return of lockdowns or other government restrictions, on worldwide demand for oil and gas;
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
•
increased interest rates and the cost of capital;
•
national government policies, including government policies that could nationalize or expropriate oil and natural gas, E&P, refining or transportation assets;
•
the ability of OPEC and non-OPEC countries to set and maintain production levels and prices for oil;
•
the level of production by non-OPEC countries;
•
the impact of armed hostilities, or the threat or perception of armed hostilities, including the conflict in Ukraine;
•
public health crises, such as the COVID-19 pandemic that began in 2020 and emergence of any new virus strains that result in the return of lockdowns or other government restrictions;
•
environmental regulation;
•
import duties and tariffs;
•
technological advances;
•
global weather conditions and natural disasters;
•
currency fluctuations; and
•
tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count increased from 588 rigs on January 7, 2022 to 779 rigs on December 30, 2022. U.S. rig count averaged 721 rigs in 2022. U.S. rig count at January 20, 2023 was 771 rigs. The price for West Texas Intermediate crude was $76.87 per barrel at January 3, 2023, $75.99 per barrel on January 3, 2022 and $47.47 per barrel on January 4, 2021. This type of volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic and geopolitical conditions may adversely affect our business.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions. The extent and duration of the military action, sanctions, trade controls and resulting market disruptions are impossible to predict, but could be substantial.

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

A cyber incident is any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our four primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s image, financial loss and private data exposure.

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

As of December 31, 2022, we had $116 million of goodwill recorded on our balance sheet. Under generally accepted accounting principles in the U.S., goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

Over the last three years, the COVID-19 pandemic has adversely affected our business, and the emergence of any new virus strains that result in the return of broad-based lockdowns, vaccine mandates or other government interventions, could further adversely affect our operations and financial condition.

Over the last three years, the COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. The emergence of any new virus strains that result in the return of broad-based lockdowns, vaccine mandates or other government interventions or restrictions, could further adversely affect the global economy, global supply chains, financial markets and our business. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

If existing tariffs and duties on imports of line pipe or certain of the other products that we sell are lifted, the U.S. market could see an increased supply of less expensive products, which could adversely affect our business and results of operations.

U.S. law currently imposes tariffs and duties on imports of certain pipe and steel products that we sell. If these tariffs and duties are lifted or reduced, our U.S. customers may decide to purchase these less expensive imported products rather than the higher-cost products in our existing inventory, which could materially and adversely affect our business and results of operations. The increased supply of these less expensive imported products could also drive down prices on our domestic or other alternate products that compete with the imported products, which could adversely affect our margins, decrease the value of our inventory and result in a longer holding period for some of our inventory.

Changes in trade policies, including the imposition or elimination of additional tariffs and duties, could negatively impact our business, financial condition and results of operations.

The U.S. government has continued to impose Section 232 tariffs, Section 301 tariffs and various dumping duties on steel and aluminum and a broad range of other products imported into the U.S. Changes in tariffs and duties affect our material input costs. These tariffs and duties are subject to change. If these tariffs or duties were removed or adjusted down, it could drive down the costs of certain products and affect our inventory value which could affect our margin negatively. In addition, there could be additional trade actions or rate increases imposed by the U.S. and these could also result in additional retaliatory actions by the U.S.’ trade partners. Given that we procure significant materials that we resell directly or indirectly from outside of the U.S., potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the U.S. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Risks Relating to Legal and Regulatory Matters

We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes (including greenhouse gas ("GHG") emissions), the responsibility to investigate and clean up contamination and occupational health and safety. Regulations and courts may impose fines and penalties for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Our failure to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions. Certain laws and regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (also known as “CERCLA” or the “U.S. federal Superfund law”) or its state and foreign equivalents, may impose the obligation to investigate and remediate contamination at a facility on current and former owners or operators or on persons who may have sent waste to that facility for disposal. These laws and regulations may impose liability without regard to fault or to the legality of the activities giving rise to the contamination.

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

Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services.

Continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional, and local legislation and regulatory measures to limit GHG emissions. The implementation of these agreements, including the Paris Agreement, the Europe Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services.

There is also increased focus by our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. Actions to address these concerns or negative perceptions of our industry or fossil fuel products and their relationship to the environment have led to initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) extends beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, our three reporting segments, the United States, Canada and International, had approximately 110 locations, 40 locations and 20 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore and UAE. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 10 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); all other owned facilities are not subject to any mortgages.

ITEM 3. LEGAL PROCEEDINGS

We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

NOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”.

Our board of directors has not declared any dividends during 2020, 2021 or 2022 and currently has no intention to declare dividends.

As of January 31, 2023, there were 1,775 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (1) (in millions)
October 1 - 31, 2022	153,710	$10.84	153,710	$74
November 1 - 30, 2022	—	$—	—	$74
December 1 - 31, 2022	123,271	$12.32	123,271	$73
Total	276,981	$11.50	276,981
(1)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on NOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2017 and its relative performance is tracked through December 31, 2022.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among NOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
NOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/17	12/18	12/19	12/20	12/21	12/22
NOW Inc.	$100	$106	$102	$65	$77	$115
S&P Midcap 400	$100	$89	$112	$128	$159	$138
PHLX Oil Service Sector	$100	$55	$54	$32	$38	$62

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

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DistributionNOW and DNOW brands. Through our network of approximately 170 locations and approximately 2,425 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our energy product offering is consumed throughout all sectors of the oil and gas industry – from upstream drilling and completion, E&P, midstream infrastructure development to downstream petrochemical and petroleum refining – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include refineries and engineering and construction firms. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable MRO supplies, pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, and modular process, production, measurement and control equipment. We also offer procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support.

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

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets, beyond North America, include South America, Europe, the Middle East, Asia Pacific, Central Asia and West and North Africa. Products sold through our locations support greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG, power generation utilities and customer on-site locations.

Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in approximately 20 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling and completions, well remediation activity, crude and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2022 v		2022 v
	2022*	2021*	2021	2020*	2020
Active Drilling Rigs:
U.S.	721	475	51.8%	436	65.4%
Canada	176	131	34.4%	90	95.6%
International	851	755	12.7%	825	3.2%
Worldwide	1,748	1,361	28.4%	1,351	29.4%

West Texas Intermediate Crude Prices (per barrel)	$94.79	$67.99	39.4%	$39.23	141.6%
Natural Gas Prices ($/MMBtu)	$6.42	$3.91	64.2%	$2.04	214.7%
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,097.24	$1,561.23	(29.7%)	$574.67	90.9%

* Averages for the years indicated. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2022:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com).

The worldwide average rig count increased 28.4% (from 1,361 rigs to 1,748 rigs) and the U.S. increased 51.8% (from 475 rigs to 721 rigs) in 2022 compared to 2021. The average price of WTI crude increased 39.4% (from $67.99 per barrel to $94.79 per barrel), and natural gas prices increased 64.2% (from $3.91 per MMBtu to $6.42 per MMBtu) in 2022 compared to 2021. The average price of Hot-Rolled Coil declined 29.7% (from $1,561.23 per short ton to $1,097.24 per short ton) in 2022 compared to 2021.

U.S. rig count at January 20, 2023 was 771 rigs, up 50 rigs from the 2022 average. The price for WTI crude was $81.27 per barrel at January 20, 2023, down 14.3% from the 2022 average. The price for natural gas was $3.15 per MMBtu at January 20, 2023, down 50.9% from the 2022 average. The price for Hot-Rolled Coil was $737.00 per short ton at January 23, 2023, down 32.8% from the 2022 average.

Executive Summary

For the year ended December 31, 2022, the Company generated net income of $128 million, or $1.13 per fully diluted share on $2,136 million in revenue. Net income increased for the year ended December 31, 2022, by $123 million when compared to the corresponding period of 2021. Revenue increased for the year ended December 31, 2022, by $504 million, or 30.9%, when compared to the corresponding period of 2021. For the year ended December 31, 2022, operating profit was $131 million compared to operating profit of $9 million for the corresponding period of 2021.

For the fourth quarter ended December 31, 2022, the Company generated net income of $32 million, or $0.28 per fully diluted share on $547 million in revenue. Net income increased for the fourth quarter ended December 31, 2022, by $20 million when compared to the corresponding period of 2021. Revenue increased for the fourth quarter ended December 31, 2022, by $115 million, or 26.6%, when compared to the corresponding period of 2021. For the fourth quarter ended December 31, 2022, operating profit was $35 million, compared to operating profit of $7 million for the corresponding period of 2021.

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

We see the rise in energy evolution investments as an opportunity for us to supply many of the current products and services we provide, as well as an opportunity to partner and source from new suppliers to expand our offering, to meet our customers’ needs for their energy evolution investments. A number of our larger customers are leading the investments in energy evolution projects where we expect to continue to support them while expanding our product and solution offerings to meet their changing requirements. We are also targeting new customers that are not traditional oil and gas customers, but are those that will play a part in the future as our customers discover and invest in new sources of energy.

Results of Operations

Consolidated Results

Years Ended December 31, 2022 and December 31, 2021

The results of operations are presented before consideration of the noncontrolling interest. A summary of the Company’s revenue and operating profit (loss) by segment in 2022 and 2021 follows (in millions):

	Year Ended December 31,		Variance
	2022	2021	$
Revenue:
United States	$1,591	$1,163	$428
Canada	315	249	66
International	230	220	10
Total revenue	$2,136	$1,632	$504

Operating profit (loss):
United States	$103	$(8)	$111
Canada	30	17	13
International	(2)	—	(2)
Total operating profit (loss)	$131	$9	$122

United States

Revenue was $1,591 million for the year ended December 31, 2022, an increase of $428 million or 36.8% compared to the year ended December 31, 2021. The increase in the period was primarily driven by the strengthening in U.S. drilling and completions activity.

Operating profit was $103 million for the year ended December 31, 2022, an improvement of $111 million compared to operating loss of $8 million for the year ended December 31, 2021. Operating profit improved in 2022 primarily due to the increase in revenue discussed above, coupled with improved product margins, partially offset by increases in employee related expenses and legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages.

Canada

Revenue was $315 million for the year ended December 31, 2022, an increase of $66 million or 26.5% compared to the year ended December 31, 2021. The increase was primarily driven by the increase in Canadian rig count, partially offset by unfavorable foreign exchange rate impacts.

Our Canadian revenue was approximately 15% of total revenue in 2022, similar to 2021. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was unfavorably impacted by approximately $12 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $30 million for the year ended December 31, 2022, an increase of $13 million compared to operating profit of $17 million for the year ended December 31, 2021. Operating profit increased primarily due to the increase in revenue discussed above, partially offset by higher employee related expenses and no benefit from the Canada Emergency Wage Subsidy in 2022.

International

Revenue was $230 million for the year ended December 31, 2022, an increase of $10 million or 4.5% compared to the year ended December 31, 2021. The increase was driven by the increase in international rig count and stronger project activity, partially offset by unfavorable foreign exchange rate impacts.

Our international revenue was approximately 11% of total revenue in 2022, compared to 14% to 2021. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $16 million due to changes in foreign currency exchange rates over the prior year.

Operating loss was $2 million for the year ended December 31, 2022, a decline of $2 million compared to operating profit of nil for the year ended December 31, 2021. For the year ended December 31, 2022, we recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries reflected in impairment and other charges in the consolidated statements of operations, which was partially offset by a reduction in employee related expenses and increased revenue discussed above.

Cost of products

Cost of products was $1,630 million for the year ended December 31, 2022 compared to $1,275 million for the year ended December 31, 2021, an increase of $355 million. The increase was primarily due to the increase in revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $365 million for the year ended December 31, 2022 compared to $341 million for the year ended December 31, 2021, an increase of $24 million. The increase was primarily driven by employee related expenses and legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages and reductions in government wage subsidies realized in the corresponding period of 2021. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

Impairment and other charges were $10 million for the year ended December 31, 2022 compared to $7 million for the year ended December 31, 2021. For the year ended December 31, 2022, the Company recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment. For the year ended December 31, 2021, the Company recognized approximately $2 million of impairment related to intangible assets and $8 million of impairment related primarily to operating right-of-use assets. These charges were partially offset by a net gain of $3 million related to the sales of held-for-sale facilities.

Other income (expense)

Other income was $8 million for the year ended December 31, 2022, compared to other income of $3 million for the year ended December 31, 2021. For the year ended December 31, 2022, other income was primarily attributable to a benefit of approximately $13 million related to the decrease of contingent consideration liability associated with a prior year acquisition, partially offset by unfavorable foreign exchange rate impacts.

Provision for income taxes

The effective tax rate for the years ended December 31, 2022, and December 31, 2021 was 7.2% and 54.8%, respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. For the year ended December 31, 2021, the effective tax rate was primarily driven by the low level of consolidated pre-tax income and the recognition of tax expense from earnings in Canada, which was not able to be offset by benefits recognized on losses in other jurisdictions.

Consolidated Results

Years Ended December 31, 2021 and December 31, 2020

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 17, 2022.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2022	2021	2020
GAAP net income (loss) attributable to NOW Inc. (1)	$128	$5	$(427)
Net income attributable to noncontrolling interest	1	—	—
Interest expense (income), net	(1)	—	—
Income tax provision (benefit)	10	7	(3)
Depreciation and amortization	19	23	28
Other costs:
Stock-based compensation (2)	11	8	10
Other (3)	7	2	345
EBITDA excluding other costs	$175	$45	$(47)
EBITDA % excluding other costs (4)	8.2%	2.8%	(2.9%)
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
(2)
Stock-based compensation excludes net credits of $4 million for 2020 as such separation amounts were reported in Other.
(3)
Other includes certain income and expenses not included in stock-based compensation.

For the year ended December 31, 2022, Other included approximately $10 million (included in impairment and other charges) related to the reclassification of accumulated foreign currency translation losses due to the substantial liquidation of certain foreign subsidiaries; as well as, approximately $10 million (included in warehousing, selling and administrative), of which approximately $5 million related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages and approximately $5 million related to separation and transaction-related charges; partially offset by a benefit of approximately $13 million (included in other income) related to the decrease of contingent consideration liability.

For the year ended December 31, 2021, Other primarily included $7 million of impairment and other charges and $5 million in separation and transaction-related expenses (included in operating profit), partially offset by a benefit of $10 million (included in other income) related to the decrease in the fair value of contingent consideration liabilities.

For the year ended December 31, 2020, Other included $321 million of impairment and other charges as well as $18 million in separation and transaction-related expenses (included in operating loss), and $6 million in pension expense (included in other expense) related to the de-risking of our defined benefit plans

(4)
EBITDA % excluding other costs is defined as EBITDA excluding other costs divided by Revenue.

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

At December 31, 2022 and 2021, we had cash and cash equivalents of $212 million and $313 million, respectively. As of December 31, 2022, $86 million of our cash and cash equivalents was maintained in our various foreign subsidiaries. For the year ended December 31, 2022, we repatriated $14 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities offset by any available foreign tax credits may result.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of December 31, 2022, we had no borrowings against our revolving credit facility and had approximately $482 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $352 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2022, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, may prevent us from taking certain actions, such as incurring additional debt.

See Note 12 “Leases” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information on our obligations and timing of expected future lease payments.

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

The following table summarizes our net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$—	$30	$189
Net cash provided by (used in) investing activities	(87)	(96)	22
Net cash provided by (used in) financing activities	(10)	(6)	(8)

Fiscal Year 2022 Compared to Fiscal Year 2021

Net cash provided by operating activities was nil in 2022 compared to $30 million in 2021. The decrease in cash provided by operating activities is primarily due to a net increase in working capital as a result of growing market activities, partially offset by improved operating results.

Net cash used in investing activities was $87 million in 2022 compared to $96 million in 2021. Cash used primarily related to business acquisitions of $80 million in 2022 compared to $96 million in 2021. Additionally, the Company used $9 million to purchase property, plant and equipment in 2022 compared to $5 million in 2021.

Net cash used in financing activities was $10 million in 2022 compared to $6 million in 2021. In 2022, the Company purchased $7 million in shares under the share repurchase program and used $5 million for payments related to finance leases, partially offset by receipts of $2 million from the exercise of stock options. In 2021, the Company used $6 million in payments for finance leases.

Effect of the Change in Exchange Rates

The effect of the change in exchange rates on cash flows was a decrease of $4 million and a decrease of $2 million for the years ended December 31, 2022 and 2021, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2023 to be approximately $15 million, primarily related to purchases of property, plant and equipment. We will continue to maintain capital discipline and monitor market dynamics, and we may adjust our capital expenditures accordingly.

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the year ended December 31, 2022, we have repurchased 653,819 shares of our common stock for a total of $7 million. All shares repurchased shall be retired pursuant to the terms of the share repurchase program.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, purchase price allocation of acquisitions, vendor consideration and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts ("AFDA") are established based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. At December 31, 2022 and 2021, allowance for doubtful accounts totaled $25 million in both periods, or 5.9% and 7.6% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2022 and 2021, inventory reserves totaled $20 million and $32 million, or 5.0% and 11.3% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

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

The Company remains in a three-year cumulative loss position at the end of 2022. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2022. The change during the year in the valuation allowance was a reduction of $27 million in the U.S. and $1 million in other foreign jurisdictions resulting from a corresponding reduction in deferred tax assets. The Company intends to continue to recognize a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objective negative evidence, it is reasonably possible that sufficient positive evidence will exist in the next 12 months to adjust our valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is not certain at this time.

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

As of December 31, 2022, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company has completed its evaluation of significant contracts. The Company adopted Topic 848 during the fourth quarter of 2022 with no material impact in its consolidated financial statements. On December 29, 2022, the Company entered into a second amendment to its existing senior secured revolving credit facility which, among other things, replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the interest rate benchmark. See Note 10 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 14 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our 2022 net sales were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2022, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. During 2022, we reported a net foreign currency translation loss of $3 million, after the reclassification of accumulated foreign currency translation losses of approximately $10 million related to the substantial liquidation of certain foreign subsidiaries.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses, arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, are recognized in the consolidated statements of operations as a component of other income (expense). For the years ended December 31, 2022, 2021 and 2020, we reported a net foreign currency transaction loss of $2 million, loss of $1 million and gain of $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2022 compared to the average for 2021 decreased by approximately 5% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign currency denominated foreign operations. The Canadian dollar, British pound and Australian dollar decreased in relation to the U.S. dollar by approximately 4%, 10% and 8%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2022 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $3 million change in net income for 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2022.

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
•
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 is included in this annual report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2022, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,535,718	$14.17	5,838,243
Equity compensation plans not approved by security holders	—	$—	—
Total	3,535,718	$14.17	5,838,243
(1)
Includes 888,129 shares of issuable performance-based awards if specific targets are met, and 85,361 shares of Restricted Stock Units and Phantom Shares (collectively, “RSUs”) which have no exercise price. Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.
(2)
Includes 5,838,243 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

10.10

First Amendment to Credit Agreement, and First Amendment to US Guaranty and Security Agreement, dated as of December 14, 2021, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (9)

10.11

First Amendment to Credit Agreement, and First Amendment to US Guaranty and Security Agreement, dated as of December 14, 2021, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (10)

10.12	Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(6)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2020
(7)
Filed as an Exhibit to our Current Report on Form 8-K filed on June 2, 2020
(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on November 17, 2021
(9)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 17, 2021
(10)
Filed as an Exhibit to our Current Report on Form 8-K/A filed on February 4, 2022
(11)
Filed as an Exhibit to our Current Report on Form 8-K filed on January 3, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW Inc.

Date: February 16, 2023

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

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 16, 2023
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer	February 16, 2023
Mark B. Johnson

/s/ Richard J. Alario	Chairman of the Board	February 16, 2023
Richard J. Alario

/s/ Terry Bonno	Director	February 16, 2023
Terry Bonno

/s/ Galen Cobb	Director	February 16, 2023
Galen Cobb

/s/ Paul Coppinger	Director	February 16, 2023
Paul Coppinger

/s/ James Crandell	Director	February 16, 2023
James Crandell

/s/ Rodney Eads	Director	February 16, 2023
Rodney Eads

/s/ Sonya Reed	Director	February 16, 2023
Sonya Reed

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOW Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Accounting for inventory reserves
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company had inventory of $381 million as of December 31, 2022, net of inventory reserves of $20 million. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations in order to properly state inventory at the lower of cost or net realizable value.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. The Company estimated carrying value of inventory depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company's customers, political stability in major oil and gas productions areas, and the potential obsolescence of various inventory items the Company stocks, among other factors. Management utilizes historical inventory movement data and aging analysis to estimate any reserves needed for excess or obsolete inventory. Judgment is required in determining the estimate utilizing the aforementioned data while taking into account current industry conditions and lookback analysis for historical trends. Additionally, management performs an analysis of current period movements to ensure previously recorded reserves on items remaining in inventory are not improperly removed (holdback adjustments), creating a higher level of complexity.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine its allowance for excess and obsolete inventories. This included controls over the completeness and accuracy of the data used in the calculation, and the Company’s review of significant assumptions and any adjustments needed for holdback adjustments.

To test the adequacy of the Company's allowance for excess and obsolete inventories, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculations, specifically those related to inventory movements and aging. We evaluated the reasonableness of significant assumptions including the estimated reserve percentage and other significant assumptions including holdback adjustments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NOW Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOW Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 16, 2023

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$212	$313
Receivables, net	398	304
Inventories, net	381	250
Prepaid and other current assets	26	16
Total current assets	1,017	883
Property, plant and equipment, net	119	111
Goodwill	116	67
Intangibles, net	25	9
Other assets	43	34
Total assets	$1,320	$1,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$304	$235
Accrued liabilities	126	112
Other current liabilities	9	22
Total current liabilities	439	369
Long-term operating lease liabilities	25	17
Deferred income taxes	1	—
Other long-term liabilities	11	6
Total liabilities	476	392
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 110,369,266 and 110,558,831 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	2,066	2,060
Accumulated deficit	(1,075)	(1,203)
Accumulated other comprehensive loss	(150)	(147)
NOW Inc. stockholders' equity	842	711
Noncontrolling interest	2	1
Total stockholders' equity	844	712
Total liabilities and stockholders' equity	$1,320	$1,104

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,136	$1,632	$1,619
Operating expenses:
Cost of products	1,630	1,275	1,327
Warehousing, selling and administrative	365	341	391
Impairment and other charges	10	7	321
Operating profit (loss)	131	9	(420)
Other income (expense)	8	3	(10)
Income (loss) before income taxes	139	12	(430)
Income tax provision (benefit)	10	7	(3)
Net income (loss)	129	5	(427)
Net income attributable to noncontrolling interest	1	—	—
Net income (loss) attributable to NOW Inc.	$128	$5	$(427)
Earnings (loss) per share attributable to NOW Inc. stockholders:
Basic	$1.14	$0.05	$(3.91)
Diluted	$1.13	$0.05	$(3.91)
Weighted-average common shares outstanding, basic	111	110	109
Weighted-average common shares outstanding, diluted	111	110	109

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$129	$5	$(427)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(2)	(17)
Comprehensive income (loss)	126	3	(444)
Comprehensive income attributable to noncontrolling interest	1	—	—
Comprehensive income (loss) attributable to NOW Inc.	$127	$3	$(444)

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$129	$5	$(427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19	23	28
Provision for doubtful accounts	2	(2)	9
Provision for inventory	6	9	54
Impairment and other charges	10	7	321
Other, net	14	21	34
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(95)	(97)	157
Inventories	(138)	3	148
Prepaid and other current assets	(10)	(3)	1
Accounts payable, accrued liabilities and other, net	63	64	(136)
Net cash provided by (used in) operating activities	—	30	189
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(80)	(96)	—
Net proceeds from sale of business	—	—	26
Purchases of property, plant and equipment	(9)	(5)	(8)
Other, net	2	5	4
Net cash provided by (used in) investing activities	(87)	(96)	22
Cash flows from financing activities:
Repurchases of common stock	(7)	—	—
Payments relating to finance leases and other, net	(3)	(6)	(8)
Net cash provided by (used in) financing activities	(10)	(6)	(8)
Effect of exchange rates on cash and cash equivalents	(4)	(2)	1
Net change in cash and cash equivalents	(101)	(74)	204
Cash and cash equivalents, beginning of period	313	387	183
Cash and cash equivalents, end of period	$212	$313	$387
Supplemental disclosures of cash flow information:
Income taxes paid, net	$11	$—	$2
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$1	$—	$—

See notes to consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

		Attributable to NOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2019	109	$1	$2,045	$(775)	$(128)	$—	$1	$1,144
Cumulative effect of accounting change	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	(427)	—	—	—	(427)
Stock-based compensation	—	—	6	—	—	—	—	6
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(17)	—	—	(17)
December 31, 2020	110	$1	$2,050	$(1,208)	$(145)	$—	$1	$699
Net income	—	—	—	5	—	—	—	5
Stock-based compensation	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	3	—	—	—	—	3
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
December 31, 2021	111	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	—	128	—	—	1	129
Common stock repurchased	—	—	—	—	—	(7)	—	(7)
Common stock retired	(1)	—	(7)	—	—	7	—	—
Stock-based compensation	—	—	11	—	—	—	—	11
Exercise of stock options	—	—	2	—	—	—		2
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
December 31, 2022	110	$1	$2,066	$(1,075)	$(150)	$—	$2	$844

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

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported results of operations. See Note 11 “Stockholders' Equity” for additional information.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective upon issuance and the expedients and exceptions may be applied prospectively through December 31, 2022. The Company has completed its evaluation of significant contracts. The Company adopted Topic 848 during the fourth quarter of 2022 with no material impact in its consolidated financial statements. On December 29, 2022, the Company entered into a second amendment to its existing senior secured revolving credit facility which, among other things, replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark. See Note 10 “Debt” for additional information.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods. Inventories are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2022 and 2021, the Company reported inventory of $381 million and $250 million, respectively (net of inventory reserves of $20 million and $32 million, respectively).

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

The Company performs goodwill impairment testing annually in the fourth quarter of each fiscal year and more frequently on an interim basis when events or circumstances indicate that an impairment may exist. The company uses either a qualitative assessment or a quantitative assessment. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Events or circumstances which could indicate a potential impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

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

The Company determines the fair value of both goodwill and other long-lived assets primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. The Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, the timing of future cash flows, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as level 3 inputs under the fair value hierarchy.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Upon closure of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, and reflected in impairment and other charges in the consolidated statements of operations.

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other income

(expense). Net foreign currency transactions were a loss of $2 million, a loss of $1 million and a gain of $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in other income (expense) in the accompanying consolidated statements of operations.

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

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by Accounting Standards Codification ("ASC") Topic 718 “Compensation—Stock Compensation”. Under this guidance the fair value of the award is measured on the grant date and amortized to expense using the straight-line method over the shorter of the vesting period or the remaining requisite service period. Forfeitures are recognized as they occur.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2022 and 2021, contracts assets were less than $1 million and $1 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of December 31, 2022 and 2021, contract liabilities were $33 million and $27 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. The increase in contract liabilities for the year ended December 31, 2022, was primarily related to net current year customer deposits of approximately $22 million, partially offset by recognizing revenue of approximately $16 million, that was deferred as of December 31, 2021.

See Note 16 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2022	2021	2020
Allowance for doubtful accounts
Beginning balance	$25	$28	$16
Cumulative effect of accounting change	—	—	6
Additions (deductions) charged to expenses	2	(2)	9
Charge-offs and other	(2)	(1)	(3)
Ending balance	$25	$25	$28

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2022	2021
Information technology assets	1-7 Years	$47	$48
Operating equipment (1)	2-15 Years	141	129
Buildings and land (2)	5-35 Years	94	91
Construction in progress		4	3
Total property, plant and equipment		286	271
Less: accumulated depreciation		(167)	(160)
Property, plant and equipment, net		$119	$111
(1)
Includes finance ROU assets.
(2)
Land has an indefinite life

Depreciation expense was $17 million, $21 million and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2021, the Company sold certain facilities resulting in a net gain of approximately $3 million offset by an impairment of approximately $2 million related to the held-for-sale facilities in the U.S. reporting segment. These amounts were included in impairment and other charges in the consolidated statements of operations.

For the year ended December 31, 2020, as the result of the recoverability testing of its long-lived assets, the Company recognized $4 million of impairment relating to property, plant and equipment, net in the International reporting segment. These charges were included in impairment and other charges in the consolidated statements of operations.

6. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2022	2021
Compensation and other related expenses	$36	$35
Contract liabilities	33	27
Taxes (non-income)	13	12
Current portion of operating lease liabilities	13	15
Other	31	23
Total	$126	$112

7. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2020 (1)	$—	$—	$—	$—
Additions	67	—	—	67
Balance at December 31, 2021	$67	$—	$—	$67
Additions	49	—	—	49
Balance at December 31, 2022	$116	$—	$—	$116
(1)
Net of prior years accumulated impairment of $518 million, $87 million and $99 million in the U.S., Canada and International segments, respectively.

As of December 31, 2022, the Company had $116 million goodwill in its U.S. Process Solutions reporting unit and no goodwill in other reporting units. As part of the annual goodwill impairment assessment, the Company performed a qualitative assessment that did not indicate a more detailed quantitative analysis was necessary. Therefore, no goodwill impairment was recognized. This assessment evaluated changes in macroeconomic conditions, overall industry and market considerations and company-specific business metrics, performance and events. The acquisition date fair value of goodwill related to acquisition completed in December 2022 was preliminary. See Note 20 “Transactions” for additional information.

As of December 31, 2021, the Company had $67 million goodwill in its U.S. Process Solutions reporting unit and performed its annual goodwill impairment test using a quantitative assessment resulting in no impairment. The calculated fair value of the U.S. Process Solutions reporting unit significantly exceeded its carrying value, using the discount rates of 13.0%.

As of December 31, 2020, the Company had no goodwill. During the first quarter of 2020, the Company’s market capitalization declined significantly driven by macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. Therefore, the Company performed an interim goodwill impairment test. As a result, for the quarter ended March 31, 2020 and the year ended December 31, 2020, the Company recognized $230 million goodwill impairment for both periods which was included in impairment and other charges in the consolidated statements of operations. The discount rates utilized to value the reporting units were in the range of 11.5% to 12.8%. No tax benefit was reported on the Company’s goodwill impairment for the year ended December 31, 2020.

8. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, trade names, trademarks and patents, and non-compete agreements acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives. Intangible assets that are fully amortized are removed from the disclosures. The acquisition date fair value of intangible assets relating to the acquisitions completed in December 2022 were preliminary. See Note 20 “Transactions” for additional information.

For the year ended December 31, 2021, the Company recognized $2 million of impairment in the U.S. reporting segment for certain customer relationship intangible assets due to decline in customer activities. During the first quarter of 2020, the results of the Company's test for impairment of goodwill and the other negative market indicators described in Note 7 “Goodwill” were a triggering event that indicated that its long-lived assets, including property, plant and equipment, operating ROU assets and intangible assets, were possibly impaired. As a result, for the quarter ended March 31, 2020 and the year ended December 31, 2020, the Company recognized $62 million and $22 million of impairment for intangible assets in the U.S. and International reporting segments, respectively. Such impairment was included in impairment and other charges in the consolidated statements of operations.

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2022:
Trade names and patents	$4	$—	$4
Customer relationships	19	(2)	17
Other	4	—	4
Total identified intangibles	$27	$(2)	$25

December 31, 2021:
Customer relationships	$9	$(1)	$8
Other	1	—	1
Total identified intangibles	$10	$(1)	$9

Amortization expense was $2 million, $2 million and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31,	Estimated Amortization Expense
2023	$4
2024	4
2025	3
2026	3
2027	3

9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$108	$(9)	$(289)
Foreign	31	21	(141)
Income (loss) before income taxes	$139	$12	$(430)

The provision (benefit) for income taxes for 2022, 2021 and 2020 consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S. Federal:
Current	$—	$—	$—
Deferred	—	(1)	—
	—	(1)	—
U.S. State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Foreign:
Current	9	7	1
Deferred	1	1	(4)
	10	8	(3)
Income tax provision (benefit)	$10	$7	$(3)

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit) at federal statutory rate	$29	$3	$(90)
Foreign tax rate differential	1	2	1
State income tax provision (benefit), net of federal benefit	4	(1)	(4)
Nondeductible expenses	2	—	2
Nondeductible goodwill impairment	—	—	25
Currency translation losses	2	—	—
Capital loss carryforward	(2)	—	—
Change in valuation allowance	(28)	2	61
Other	2	1	2
Income tax provision (benefit)	$10	$7	$(3)
Effective tax rate	7.2%	54.8%	0.6%

In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. For the year ended December 31, 2021, the effective tax rate was primarily driven by the low level of consolidated pre-tax income and the recognition of tax expense from earnings in Canada, which was not able to be offset by benefits recognized on losses in other jurisdictions.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021	2020
Deferred tax assets:
Allowances and operating liabilities	$6	$6	$3
Net operating loss carryforwards	76	92	79
Foreign tax credit carryforwards	7	7	7
Allowance for doubtful accounts	5	4	5
Inventory reserve	9	10	13
Stock-based compensation	5	5	6
Intangible assets	45	57	66
Capital loss carryforward	12	10	11
Tax over book basis in depreciable assets	4	5	5
Lease liabilities	11	9	12
Other	3	3	4
Total deferred tax assets	$183	$208	$211
Deferred tax liabilities:
ROU assets	(10)	(7)	(11)
Other	(1)	—	—
Total deferred tax liabilities	$(11)	$(7)	$(11)
Net deferred tax assets before valuation allowance	172	201	200
Valuation allowance	(173)	(201)	(199)
Net deferred tax assets (liabilities)	$(1)	$—	$1

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

The Company remains in a three-year cumulative loss position at the end of 2022. As a result, management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of its deferred tax assets in the U.S., Canada and other foreign jurisdictions and accordingly recognized a valuation allowance for the year ended December 31, 2022. The change during the year in the valuation allowance was a reduction of $27 million in the U.S. and $1 million in other foreign jurisdictions resulting from a corresponding reduction in deferred tax assets.

There are no uncertain tax positions as of any of the periods presented. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2022, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

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

In the U.S., the Company has $304 million of federal net operating loss carryforwards as of December 31, 2022, of which $158 million will expire between 2036 through 2037 and $146 million have no expiration. The potential associated tax benefit of $64 million has been reduced by a $64 million valuation allowance. The Company has $171 million of state net operating loss carryforwards as of December 31, 2022, with the majority expiring after 2034. The potential tax benefit of $9 million has been reduced by a $9 million valuation allowance. Outside the U.S., the Company has $17 million of net operating loss carryforwards as of December 31, 2022, of which $13 million have no expiration and $4 million will expire between 2024 and 2032. The potential tax benefit of $3 million has been reduced by a $3 million valuation allowance. As of December 31, 2022, the Company has $7 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential tax benefit of $7 million has been reduced by a $7 million valuation allowance. In addition to a reduction in future income tax expense, future income tax payments will also be reduced in the event the Company ultimately realizes the benefit of these net operating loss carryforwards and foreign tax credits.

As of December 31, 2022, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits. The Company has not recorded deferred income taxes on other outside basis differences inherent in the Company’s foreign subsidiaries that it considers to be indefinitely reinvested, as such determination is not practicable.

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

10. Debt

On December 29, 2022, the Company entered into a second amendment to its existing senior secured revolving credit facility with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent (as amended, the “Credit Facility”). The second amendment amends certain terms, provisions and covenants of the Credit Facility, including, among other things: (i) replaces LIBOR with SOFR as the interest rate benchmark with the existing applicable margin plus a credit spread adjustment of 0.10% per annum; (ii) modifies certain reporting obligations with respect to the Company’s share repurchase program; and (iii) increases the sublimit for U.S. letters of credit to $20 million.

The Credit Facility provides for a $500 million global revolving credit facility, of which up to $50 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The Credit Facility also provides a letter of credit sub-facility of $25 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility matures on December 14, 2026 and contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio (as defined in the Credit Facility) of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 10% of the borrowing base or $40 million.

Borrowings under the Credit Facility will bear an interest rate at the Company’s option, (i) for borrowings denominated in U.S. Dollars, at (a) the base rate plus the applicable margin or (b) adjusted term SOFR for the applicable interest period, plus the applicable margin and (ii) for borrowings denominated in Canadian Dollars, the Canadian Dollar Offered Rate plus the applicable margin. In each case, with such applicable margin being based on the Company’s fixed charge coverage ratio. The Credit Facility includes a commitment fee on the unused portion of commitments that ranges from 25 to 37.5 basis points. Commitment fees incurred during the period were included in other income (expense) in the consolidated statements of operations.

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S and Canada. As of December 31, 2022, the Company had no borrowings against the Credit Facility and had approximately $482 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99% subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $4 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2023.

11. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchases will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. For the year ended December 31, 2022, the Company repurchased 653,819 shares of its common stock on the open market at an average price of $10.82 per common share for a total of $7 million under this program. All shares repurchased shall be retired pursuant to the terms of the share repurchase program.

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. The initial investment was completed in 2017 with the noncontrolling interest ("NCI") of approximately $1 million which was previously included in additional paid-in capital in the consolidated balance sheets as it was not material, and has been reclassified to NCI to conform to the current period financial statement presentation. For the year ended December 31, 2022, net income attributable to NCI was approximately $1 million. For all prior periods, net income (loss) attributable to NCI was less than $1 million.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of December 31, 2022 and December 31, 2021, the VIE’s assets were primarily current assets of $11 million and $4 million, respectively, and the liabilities were primarily current liabilities of $3 million and $1 million, respectively.

12. Leases

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

Many leases include both lease and non-lease components which are primarily related to management services provided by lessors for the underlying assets. The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all leases as well as the practical expedient that allows the Company to carry forward the historical lease classifications. For all new and modified leases entered into after the adoption of ASC 842, the Company reassesses the lease classification and lease term on the effective date of modification. Lease term includes renewal periods if the Company is reasonably certain to exercise any renewal options per the lease contract. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company subleases certain real estate to third parties.

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2022, the weighted-average remaining lease terms were approximately 5 years for operating leases and 6 years for finance leases, and the weighted-average discount rates were 6.2% for operating leases and 5.3% for finance leases.

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

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2022	2021
Assets
Operating	Other assets	$36	$27
Finance	Property, plant and equipment, net	10	5
Total ROU assets		$46	$32

Liabilities
Current
Operating	Accrued liabilities	$13	$15
Finance	Other current liabilities	4	4
Long-term
Operating	Long-term operating lease liabilities	25	17
Finance	Other long-term liabilities	7	3
Total lease liabilities		$49	$39

Components of lease expense is as follows (in millions):

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease cost (1)	Warehousing, selling and administrative	$16	$22	$26
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	4	5	7
Short-term lease cost	Warehousing, selling and administrative	5	5	6
Variable lease cost	Warehousing, selling and administrative	3	2	2
Sublease income	Warehousing, selling and administrative	(2)	(2)	—
(1)
Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.
(2)
Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is less than $1 million.

Supplemental disclosure of cash flow information is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21	$23	$27
Financing cash flows from finance leases (1)	5	6	7
ROU assets obtained in exchange for new lease liabilities
Operating	$25	$12	$10
Finance	9	—	2
(1)
Interest payments from finance lease liabilities is less than $1 million.

Maturity of lease liabilities as of December 31, 2022 were as follows (in millions):

	Operating Lease	Finance Lease
2023	$17	$4
2024	9	3
2025	5	3
2026	4	1
2027	4	—
Thereafter	9	2
Total future lease payments	48	13
Less: interest	(10)	(2)
Present value of lease liabilities	$38	$11

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2022, the Company was contingently liable for approximately $13 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

In connection with an acquisition in 2021, the Company is currently in disagreement with the sellers on certain aspects of the agreement. The Company does not believe at this time that resolution of the matter will have a material impact on its consolidated financial statements, but the final outcome has not been determined.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2022 and 2021, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company’s foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded a loss of $1 million, loss of $1 million and gain of $1 million, respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $7 million, $9 million and $8 million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation Adjustments
	Year Ended December 31,
	2022	2021
Beginning balance	$(147)	$(145)
Other comprehensive income (loss) before reclassifications	(13)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	10	—
Net current-period other comprehensive income (loss)	(3)	(2)
Ending balance	$(150)	$(147)

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

For the year ended December 31, 2022, the Company reclassified $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in its International segment. Such foreign currency translation losses were reclassified from the component of AOCI into earnings, reflected in impairment and other charges in the consolidated statement of operations.

16. Business Segments

The Company has four operating segments – U.S. Energy, U.S. Process Solutions, Canada and International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical or future expected operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

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

United States

The Company has approximately 110 locations in the U.S., which are geographically positioned to serve the upstream, midstream and downstream energy and industrial markets.

Canada

The Company has a network of approximately 40 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan, Manitoba and other targeted locations across the country. The Company’s Canadian segment primarily serves the energy exploration, production, drilling and midstream business.

International

The Company operates in approximately 15 countries and serves the needs of its international customers from approximately 20 locations outside of the U.S. and Canada, all of which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2022
Revenue	$1,591	$315	$230	$2,136
Operating profit (loss)	103	30	(2)	131
Impairment and other charges	—	—	10	10
Depreciation and amortization	16	2	1	19
Property, plant and equipment, net	95	11	13	119
Total assets	991	179	150	1,320
2021
Revenue	$1,163	$249	$220	$1,632
Operating profit (loss)	(8)	17	—	9
Impairment and other charges	6	1	—	7
Depreciation and amortization	20	2	1	23
Property, plant and equipment, net	86	11	14	111
Total assets	787	168	149	1,104
2020
Revenue	$1,153	$209	$257	$1,619
Operating loss	(281)	(60)	(79)	(420)
Impairment and other charges	189	60	72	321
Depreciation and amortization	23	2	3	28
Property, plant and equipment, net	70	12	16	98
Total assets	714	141	153	1,008

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2022	2021	2020
Product Category
Pumps, production and drilling	$531	$423	$428
Pipe	432	277	228
Valves	409	317	326
Fittings and flanges	389	285	287
Mill tool, MRO, safety and other	375	330	350
Total	$2,136	$1,632	$1,619

17. Earnings (Loss) Per Share (“EPS”)

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

For the years ended December 31, 2022, 2021 and 2020, a total of approximately 2 million, 4 million and 6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or due to the Company recognizing a net loss for the period.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to NOW Inc.	$128	$5	$(427)
Less: net income attributable to participating securities	(2)	—	—
Net income (loss) attributable to NOW Inc. stockholders	$126	$5	$(427)
Denominator:
Weighted average basic common shares outstanding	110,676,078	110,403,853	109,406,079
Effect of dilutive securities	548,311	91,088	—
Weighted average diluted common shares outstanding	111,224,389	110,494,941	109,406,079
Earnings (loss) per share attributable to NOW Inc. stockholders:
Basic	$1.14	$0.05	$(3.91)
Diluted	$1.13	$0.05	$(3.91)

Under ASC Topic 260, “Earnings Per Share,” the two-class method requires a portion of net income attributable to NOW Inc. to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss is not allocated to nonvested awards in periods the Company determines that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income allocated to these participating securities was excluded from net income attributable to NOW Inc. stockholders in the numerator of the earnings per share computation.

18. Stock-based Compensation and Outstanding Awards

Under the terms of the NOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provides for the grant of stock options, restricted stock awards, restricted stock units, phantom shares and performance stock awards.

Stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020 totaled $11 million, $8 million and $6 million, respectively. The tax effected benefit for share-based compensation arrangements was $2 million, $2 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Unvested stocks and awards associated with certain management employees who retired in 2020 were allowed to continue to vest after retirement for a period less than one year during the term in which such employees served as consultants to the Company. The Company accounted for this change as a Type III modification under ASC Topic 718 since the expectation of the award vesting changed from improbable to probable, resulting in a reduction of stock-based compensation expense based on the modification-date fair value for the year ended December 31, 2020.

Each of the stock-based compensation arrangements are discussed below.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have either a 7-year or a 10-year contractual term and vest over a 3-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company. The Company did not grant stock option awards in 2022.

The fair value of each option award was estimated on the date of grant using the Black-Scholes framework. The expected volatility was based on the implied volatility on the Company’s stock, historical volatility of the Company’s stock and the historical volatility of other, similar companies. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the period consistent with the expected term. The expected dividends were based on the Company’s history and expectation of dividend payouts. The expected term was based on the average of the vesting period and contractual term. The Black-Scholes framework uses the assumptions noted in the table below:

	December 31,
	2021	2020
Valuation Assumptions:
Expected volatility	61.3%	43.7%
Risk-free interest rate	0.5%	1.4%
Expected dividends (per share)	$—	$—
Expected term (in years)	4.5	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	3,596	$15.02
Forfeited and expired	(740)	20.02
Exercised	(294)	9.83
Outstanding as of December 31, 2022	2,562	$14.17	2.8	$4
Exercisable at December 31, 2022	1,965	$15.43	2.2	$3

The weighted average grant-date fair value of options granted for the years ended December 31, 2021 and 2020 was $5.03 and $3.59, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $1 million, less than $1 million, and less than $1 million, respectively. As of December 31, 2022, unrecognized compensation cost related to stock option awards was approximately $1 million, which is expected to be recognized over a weighted average period of 0.9 year. Cash received from exercises of stock options was $2 million for the year ended December 31, 2022.

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

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	741	$10.79
Granted	1,152	9.89
Vested (1)	(188)	13.05
Forfeited	(191)	10.08
Nonvested as of December 31, 2022	1,514	$9.91
(1)
32 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $9.89, $10.31 and $8.78 for RSAs and RSUs granted for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized compensation cost related to RSAs and RSUs was $9 million, which is expected to be recognized over a weighted average period of 1.7 year. The total vest-date fair value of shares vested for the years ended December 31, 2022, 2021 and 2020 was $2 million, $3 million, and $4 million, respectively.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	669	$13.35
Granted	351	11.08
Vested (1)	(21)	22.13
Forfeited	(111)	14.61
Nonvested as of December 31, 2022	888	$12.09
(1)
8 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2022, 2021 and 2020 was $11.08, $13.08 and $12.12, respectively. As of December 31, 2022, unrecognized compensation cost related to PSAs was $5 million, which is expected to be recognized over a weighted average period of 1.4 year. The total vest-date fair value of PSAs vested for the year ended December 31, 2022, 2021 and 2020 was less than $1 million, $1 million and less than $1 million, respectively.

19. Employee Benefit Plans

At December 31, 2022, the Company had approximately 2,425 employees, of which approximately 100 were temporary employees.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2022, 2021 and 2020, employer contributions for defined contribution plans were $5 million, $1 million and $5 million, respectively, and all funding is current.

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

Defined Benefit Pension Plans

As of December 31, 2022, the Company sponsors two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased. Plan member benefits that have previously been accrued are indexed in line with inflation during the period up to retirement in order to protect their purchasing power. During 2020, the Company made lump-sum payments and entered into a buy-in annuity contract in connection with the de-risking of one of the defined benefit plans, which is expected to transfer the remaining liability to the insurance provider when the remaining buy-out contract provisions are completed.

Net periodic benefit cost (income) for the Company’s defined benefit plans was income of less than $1 million, cost of less than $1 million and cost of $6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in other income (expense) in the consolidated statement of operations. The Company immediately recognizes actuarial gains and losses in other income (expense), which are generally measured annually and recorded in the fourth quarter, unless an earlier remeasurement is required.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2022 and 2021, are as follows (in millions):

	Pension Benefits
At year end	2022	2021
Benefit obligation at beginning of year	$8	$9
Actuarial loss (gain)	(3)	1
Plan settlements	—	(2)
Foreign currency exchange rate changes	(1)	—
Benefit obligation at end of year	$4	$8

Fair value of plan assets at beginning of year	$9	$11
Actual return	(2)	—
Plan settlements	—	(2)
Foreign currency exchange rate changes	(1)	—
Fair value of plan assets at end of year	$6	$9

Funded status	2	1
Accumulated benefit obligation at end of year	$4	$8

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

The assumption rates used for benefit obligations are as follows:

	December 31,
	2022	2021
Discount rate:	4.1% - 5.10%	1.20% - 1.80%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2022	2021	2020
Discount rate:	1.20% - 1.80%	0.70% - 1.20%	2.00% - 2.10%
Expected return on assets:	1.10% - 2.22%	0.70% - 1.78%	2.54% - 3.03%

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

Both plans have plan assets in excess of projected benefit obligations. The Company expects to pay future benefit amounts on its defined benefit plans of less than $1 million for each of the next five years and in the aggregate $1 million for the five years thereafter. The Company does not expect to contribute to its defined benefit pension plans in 2023.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3 (1)
December 31, 2022:
Annuity contract	$3	$—	$—	$3
Other	3	—	3	—
Total fair value measurements	$6	$—	$3	$3

December 31, 2021:
Annuity contract	$5	$—	$—	$5
Other	4	1	3	—
Total fair value measurements	$9	$1	$3	$5

20. Transactions

Acquisitions

For the year ended December 31, 2022, the Company completed three acquisitions for an aggregate purchase price consideration of approximately $80 million cash. The acquisitions further expand and fortify the Company's solutions offerings in new and existing end markets in the U.S. Process Solutions reporting unit. During the second quarter of 2022, the Company completed one acquisition and finalized the valuation of its assets acquired and liabilities assumed at acquisition date fair values. In December 2022, two acquisitions were completed and the aggregate purchase price consideration was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their acquisition date fair values. Due to the level of effort required to develop fair value measurements, the valuation information necessary to determine the fair values of properties, plant and equipment, inventory and identifiable intangible assets, including the underlying cash flows is preliminary. The Company will complete its acquisition date fair values of assets acquired and liabilities assumed within the one-year measurement period; any adjustments to the preliminary values made in the measurement period could be material. The Company also identified non-compete agreements as separate transactions and recognized non-compete intangible assets of approximately $3 million with a weighted-average life of 3 years.

For the year ended December 31, 2021, the Company completed two acquisitions for an aggregate purchase price consideration of approximately $119 million. The aggregate purchase price was comprised of $96 million of cash, and an estimated $23 million of contingent consideration if certain financial and profitability thresholds were achieved following the closing of the transactions. These acquisitions primarily expanded the Company’s offering in the U.S. to provide the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems, as well as, to provide engineering and construction services. The Company completed its valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $67 million and intangible assets of $11 million in the U.S. segment.

The following table summarizes the purchase price allocation detail as of the acquisition dates for acquisitions closed during fiscal years 2022 and 2021 (in millions):

	2022 Acquisitions	2021 Acquisitions
Consideration transferred:
Cash	$80	$96
Estimated fair value of contingent consideration	—	23
Net purchase price	$80	$119

Fair value of net assets acquired:
Current assets other than cash	$11	$7
Property, plant and equipment	10	36
Customer relationships and other intangibles (1)	15	11
Current liabilities	(5)	(2)
Total fair value of net assets acquired	$31	$52
Goodwill (2)	$49	$67
(1)
Intangible assets acquired in 2022 and 2021 are amortized over a 8-year and 9-year weighted average period, respectively.
(2)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The amount of goodwill expected to be deductible for income tax purposes is approximately $49 million and $41 million in connection with the acquisitions in 2022 and 2021, respectively.

The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of each acquisition. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Contingent consideration

The fair value of acquisition-related contingent consideration liabilities was determined using the Monte Carlo simulation based on the Company's estimated future cash flow projections, the probability of achievement and the estimated discount rates, all of which were classified as level 3 inputs under the fair value hierarchy.

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration liabilities (in millions):

Acquisition-related
contingent consideration liabilities
Balance at January 1, 2021	$—
Acquisition-date fair value	23
Change in fair value	(10)
Balance at December 31, 2021 (1)	$13
Change in fair value	(13)
Balance at December 31, 2022	$—
(1)
The fair value used a discount rate of 14% and was included in other current liabilities in the consolidated balance sheets.

Changes in the fair value of the contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of operations. For the year ended December 31, 2021, the change in the fair value of contingent consideration liabilities was primarily related to the timing of the earn-out periods, results to date and the remaining forecasts for the periods. For the year ended December 31, 2022, the change in the fair value of contingent consideration liabilities resulted from not achieving any earn-out thresholds prior to the expiration of the earn-out period.

Divestitures

In 2020, the company completed the sale of a business primarily in the United States segment selling cutting tools to the aerospace and automotive markets, as well as, the sale of a business in the International segment selling lighting solutions locally in the United Kingdom. Neither divestiture of business qualified to be a discontinued operation as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. In aggregate, the Company recorded net proceeds of $26 million cash and recognized a loss of $1 million for the year ended December 31, 2020, which was included in impairment and other charges in the consolidated statements of operations.