Form 10-Q
period 2023-03-31
NOW Inc.
filed 2023-05-04
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of April 27, 2023, the registrant had 106,972,917 shares of common stock (excluding 1,841,586 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168	$212
Receivables, net	422	398
Inventories, net	406	381
Prepaid and other current assets	29	26
Total current assets	1,025	1,017
Property, plant and equipment, net	121	119
Goodwill	119	116
Intangibles, net	23	25
Other assets	41	43
Total assets	$1,329	$1,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$323	$304
Accrued liabilities	118	126
Other current liabilities	6	9
Total current liabilities	447	439
Long-term operating lease liabilities	25	25
Deferred income taxes	1	1
Other long-term liabilities	12	11
Total liabilities	485	476
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 107,394,917 and 110,369,266 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Treasury Stock - at cost; 244,604 shares at March 31, 2023	(3)	—
Additional paid-in capital	2,036	2,066
Accumulated deficit	(1,044)	(1,075)
Accumulated other comprehensive loss	(149)	(150)
NOW Inc. stockholders' equity	841	842
Noncontrolling interest	3	2
Total stockholders' equity	844	844
Total liabilities and stockholders' equity	$1,329	$1,320

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$584	$473
Operating expenses:
Cost of products	447	366
Warehousing, selling and administrative	102	84
Operating profit	35	23
Other income (expense)	—	10
Income before income taxes	35	33
Income tax provision	3	3
Net income	32	30
Net income attributable to noncontrolling interest	1	—
Net income attributable to NOW Inc.	$31	$30
Earnings per share attributable to NOW Inc. stockholders:
Basic	$0.28	$0.27
Diluted	$0.28	$0.27
Weighted-average common shares outstanding, basic	110	111
Weighted-average common shares outstanding, diluted	111	111

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$32	$30
Other comprehensive income:
Foreign currency translation adjustments	1	2
Comprehensive income	33	32
Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to NOW Inc.	$32	$32

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$32	$30
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6	4
Provision for inventory	1	2
Stock-based compensation	3	2
Other, net	6	(9)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(25)	(36)
Inventories	(26)	(47)
Prepaid and other current assets	(3)	1
Accounts payable, accrued liabilities and other, net	—	31
Net cash provided by (used in) operating activities	(6)	(22)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5)	—
Other, net	—	2
Net cash provided by (used in) investing activities	(5)	2
Cash flows from financing activities:
Repurchases of common stock	(33)	—
Payments relating to finance leases and other, net	(1)	(1)
Net cash provided by (used in) financing activities	(34)	(1)
Effect of exchange rates on cash and cash equivalents	1	1
Net change in cash and cash equivalents	(44)	(20)
Cash and cash equivalents, beginning of period	212	313
Cash and cash equivalents, end of period	$168	$293

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to NOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2021	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	30	—	—	—	30
Stock-based compensation	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	2	—	—	2
March 31, 2022	$1	$2,062	$(1,173)	$(145)	$—	$1	$746

December 31, 2022	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	31	—	—	1	32
Common stock repurchased	—	—	—	—	(36)	—	(36)
Common stock retired	—	(33)	—	—	33	—	—
Stock-based compensation	—	3	—	—	—	—	3
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	1	—	—	1
March 31, 2023	$1	$2,036	$(1,044)	$(149)	$(3)	$3	$844

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported results of operations. See Note 7 “Stockholders' Equity” for additional information.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of March 31, 2023 and December 31, 2022, AFDA totaled $26 million and $25 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2023 and December 31, 2022, contract assets were less than $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of March 31, 2023 and December 31, 2022, contract liabilities were $34 million and $33 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2023, the increase in contract liabilities was primarily related to net customer deposits of approximately $15 million, partially offset by recognizing revenue of approximately $14 million that was deferred as of December 31, 2022.

3. Inventory, net

Inventories consist primarily of oilfield and industrial finished goods and work in process. Work in process primarily consists of inventory and labor related to customer specific engineered equipment. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations.

Inventories consist primarily of (in millions):

	March 31, 2023	December 31, 2022
Work in process	$39	$29
Finished goods and other	387	372
Total inventory	426	401
Less: Inventory reserves	(20)	(20)
Inventories, net	$406	$381

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2023	December 31, 2022
Information technology assets	1-7 Years	$48	$47
Operating equipment (1)	2-15 Years	145	141
Buildings and land (2)	5-35 Years	94	94
Construction in progress		4	4
Total property, plant and equipment		291	286
Less: accumulated depreciation		(170)	(167)
Property, plant and equipment, net		$121	$119

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2023	December 31, 2022
Compensation and other related expenses	$28	$36
Contract liabilities	34	33
Taxes (non-income)	12	13
Current portion of operating lease liabilities	12	13
Other	32	31
Total	$118	$126

6. Debt

On December 29, 2022, the Company entered into a second amendment to its existing senior secured revolving credit facility with a syndicate of lenders with Wells Fargo Bank, National Association, serving as the administrative agent (as amended, the “Credit Facility”). The second amendment amends certain terms, provisions and covenants of the Credit Facility, including, among other things: (i) replaces London Interbank Offered Rate ("LIBOR") with Secured Overnight Financing Rate ("SOFR") as the interest rate benchmark with the existing applicable margin plus a credit spread adjustment of 0.10% per annum; (ii) modifies certain reporting obligations with respect to the Company’s share repurchase program; and (iii) increases the sublimit for U.S. letters of credit to $20 million.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of March 31, 2023, the Company had no borrowings against the Credit Facility and approximately $461 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $6 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2024.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchases will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. For the three months ended March 31, 2023, total shares repurchased included 244,604 shares, or $3 million, held in treasury stock and subsequently retired in April 2023.

Information regarding the shares repurchased was as follows:

	Three Months Ended March 31,
	2023	2022
Total cost of shares repurchased (in millions)	$36	$—
Average price per share	$10.91	$—
Number of shares repurchased	3,261,691	—

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. The initial investment was completed in 2017 with the noncontrolling interest ("NCI") of approximately $1 million which was previously included in additional paid-in capital in the consolidated balance sheets as it was not material, and has been reclassified to NCI to conform to the current period financial statement presentation. For the three months ended March 31, 2023 and 2022, net income attributable to NCI was approximately $1 million and less than $1 million, respectively.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of March 31, 2023 and December 31, 2022, the VIE’s assets were primarily current assets of $24 million and $11 million, respectively, and the liabilities were primarily current liabilities of $8 million and $3 million, respectively.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Three Months Ended March 31,
	2023	2022
Beginning balance	$(150)	$(147)
Net current-period other comprehensive income	1	2
Ending balance	$(149)	$(145)

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

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$427	$334
Canada	83	82
International	74	57
Total revenue	$584	$473
Operating profit:
United States	$23	$14
Canada	8	7
International	4	2
Total operating profit	$35	$23

10. Income Taxes

The effective tax rate for the three months ended March 31, 2023, was 8.6% compared to 9.1% for the corresponding period of 2022. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three months ended March 31, 2023, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S. The Company believes that the continued volatility of commodity prices as well as recent macroeconomic developments are likely to cause variations in its estimated ordinary income for the remainder of 2023. These deviations may result in significant increases or decreases in the Company’s forecasted annual effective tax rate. Consequently, the Company is continuing to rely on the discrete-period method for calculating its interim period tax provision for the three months ended March 31, 2023. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

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

11. Earnings Per Share

For the three months ended March 31, 2023 and 2022, approximately 1 million and 4 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share are as follows (in millions, except share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to NOW Inc.	$31	$30
Less: net income attributable to participating securities	—	—
Net income attributable to NOW Inc. stockholders	$31	$30
Denominator:
Weighted average basic common shares outstanding	110,006,858	110,602,943
Effect of dilutive securities	1,209,998	219,574
Weighted average diluted common shares outstanding	111,216,856	110,822,517
Earnings per share attributable to NOW Inc. stockholders:
Basic	$0.28	$0.27
Diluted	$0.28	$0.27

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

For the three months ended March 31, 2023, the Company granted 642,269 shares of RSAs and RSUs with a weighted average fair value of $13.00 per share and PSAs to senior management employees with potential payouts varying from zero to 534,618 shares. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period set by the Company’s Compensation Committee of the Board of Directors. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense for the three months ended March 31, 2023, totaled $3 million compared to $2 million for the corresponding period of 2022.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2023, the Company was contingently liable for approximately $15 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the Company recorded a loss of less than $1 million in both periods, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the notional principal associated with those contracts was $14 million and $7 million, respectively.

As of March 31, 2023, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Acquisitions

In December 2022, the Company completed two acquisitions for which the aggregate purchase price consideration was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their acquisition date fair values. Due to the level of effort required to develop fair value measurements, the valuation information necessary to determine the fair values of properties, plant and equipment, inventory and identifiable intangible assets, including the underlying cash flows was preliminary at December 31, 2022. As of March 31, 2023, the Company completed its preliminary valuations of the acquired assets and liabilities assumed and recognized approximately $3 million in adjustments primarily relating to the fair values of acquired intangibles. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

16. Subsequent events

On May 1, 2023, the Company completed two acquisitions for an aggregate purchase price of approximately $33 million in cash, subject to customary working capital adjustments. Both acquisitions expand product line offerings and services to the Company’s U.S. process solution business.

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

We have expanded globally, through acquisitions and organic investments, in Australia, Azerbaijan, Brazil, Canada, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States (“U.S.”).

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2023 and 2022 and the fourth quarter of 2022 include the following:

			%		%
			1Q23 v		1Q23 v
	1Q23*	1Q22*	1Q22	4Q22*	4Q22
Active Drilling Rigs:
U.S.	761	633	20.2%	775	(1.8%)
Canada	223	198	12.6%	190	17.4%
International	915	823	11.2%	907	0.9%
Worldwide	1,899	1,654	14.8%	1,872	1.4%

West Texas Intermediate Crude Prices (per barrel)	$76.08	$94.45	(19.4%)	$82.79	(8.1%)
Natural Gas Prices ($/MMBtu)	$2.65	$4.66	(43.1%)	$5.55	(52.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$828.17	$1,383.09	(40.1%)	$717.70	15.4%

* Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2023:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$120
$100
$80
$60
$40
$20
$-
West Texas Intermediate Price per Barrel

	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23
U.S.	392	451	498	559	633	716	761	775	761
Canada	139	73	151	161	198	114	199	190	223
International	698	734	772	817	823	816	857	907	915
Worldwide	1,229	1,258	1,421	1,537	1,654	1,646	1,817	1,872	1,899
WTI	$57.79	$66.09	$70.62	$77.45	$94.45	$108.72	$93.18	$82.79	$76.08

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count increased 1.4% (from 1,872 rigs to 1,899 rigs) and the U.S. declined 1.8% (from 775 rigs to 761 rigs) in the first quarter of 2023 compared to the fourth quarter of 2022. The average price per barrel of West Texas Intermediate Crude declined 8.1% (from $82.79 per barrel to $76.08 per barrel), and natural gas prices declined 52.3% (from $5.55 per MMBtu to $2.65 per MMBtu) in the first quarter of 2023 compared to the fourth quarter of 2022. The average price per short ton of Hot-Rolled Coil increased 15.4% (from $717.70 per short ton to $828.17 per short ton) in the first quarter of 2023 compared to the fourth quarter of 2022.

U.S. rig count at April 14, 2023 was 748 rigs, down 13 rigs from the first quarter 2023 average. The price for West Texas Intermediate Crude was $82.58 per barrel at April 14, 2023, up 8.5% from the first quarter 2023 average. The price for natural gas was $1.87 per MMBtu at April 14, 2023, down 29.4% from the first quarter 2023 average. The price for Hot-Rolled Coil was $1,143.00 per short ton at April 10, 2023, up 38.0% from the first quarter 2023 average.

Executive Summary

For the three months ended March 31, 2023, the Company generated net income attributable to NOW Inc. of $31 million on $584 million in revenue. For the three months ended March 31, 2023, revenue increased $111 million or 23.5% and net income increased $1 million when compared to the corresponding period of 2022.

For the three months ended March 31, 2023, the Company generated an operating profit of $35 million compared to an operating profit of $23 million for the corresponding period of 2022.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect oil and gas demand to grow over the next several years. In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, U.S. regional bank instability and concerns of a global recession. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$427	$334
Canada	83	82
International	74	57
Total revenue	$584	$473
Operating profit:
United States	$23	$14
Canada	8	7
International	4	2
Total operating profit	$35	$23

United States

For the three months ended March 31, 2023, revenue was $427 million, an increase of $93 million or 27.8% when compared to the corresponding period of 2022. For the three months ended March 31, 2023, the increase was primarily driven by the strengthening in U.S. drilling and completions activity.

For the three months ended March 31, 2023, the U.S. generated an operating profit of $23 million, an increase of $9 million, when compared to the corresponding period of 2022. For the three months ended March 31, 2023, operating profit increased primarily due to the increase in revenue discussed above, coupled with improved gross margins, partially offset by higher employee related expenses supporting the revenue growth.

Canada

For the three months ended March 31, 2023, revenue was $83 million, an increase of $1 million or 1.2% when compared to the corresponding period of 2022. For the three months ended March 31, 2023, the increase was primarily driven by the increase in Canadian rig count, partially offset by unfavorable foreign exchange rate impacts.

For the three months ended March 31, 2023, Canada generated an operating profit of $8 million, an increase of $1 million, when compared to the corresponding period of 2022. For the three months ended March 31, 2023, operating profit increased primarily due to the increase in revenue discussed above, coupled with improved gross margins.

International

For the three months ended March 31, 2023, revenue was $74 million, an increase of $17 million or 29.8% when compared to the corresponding period of 2022. For the three months ended March 31, 2023, the change was primarily driven by stronger project activity and the increase in international rig count, partially offset by unfavorable foreign exchange rate impacts.

For the three months ended March 31, 2023, the International segment generated an operating profit of $4 million, an increase of $2 million when compared to the corresponding period of 2022. For the three months ended March 31, 2023, operating profit increased primarily due to the increase in revenue discussed above.

Cost of products

For the three months ended March 31, 2023, cost of products was $447 million compared to $366 million for the corresponding period of 2022. For the three months ended March 31, 2023, the increases were primarily due to the increases in revenue in the periods. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2023, warehousing, selling and administrative expenses were $102 million compared to $84 million for the corresponding period of 2022. For the three months ended March 31, 2023, the increase was primarily driven by an increase in employee related expenses supporting the revenue growth. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three months ended March 31, 2023, the Company recorded expense of nil compared to income of $10 million for the corresponding period of 2022. For the three months ended March 31, 2022, other income was primarily attributable to a benefit related to the decrease of contingent consideration liability associated with a prior year acquisition.

Income tax provision

The effective tax rate for the three months ended March 31, 2023, was 8.6% compared to 9.1% for the corresponding period of 2022. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three months ended March 31, 2023, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended March 31,
	2023	2022
GAAP net income attributable to NOW Inc. (1)	$31	$30
Net income attributable to noncontrolling interest	1	—
Interest expense (income), net	(1)	—
Income tax provision	3	3
Depreciation and amortization	6	4
Other costs:
Stock-based compensation	3	2
Other (2)	4	(11)
EBITDA excluding other costs	$47	$28
EBITDA % excluding other costs (3)	8.0%	5.9%

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
(2)
For the three months ended March 31, 2023, Other of approximately $4 million, included in warehousing, selling and administrative, was related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages. For the three months ended March 31, 2022, Other primarily included a benefit of approximately $13 million related to the decrease of contingent consideration liability, which was included in other income, partially offset by separation and transaction-related charges.
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

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $168 million and $212 million, respectively. As of March 31, 2023, $95 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain pledged deposits in the U.S. and Canada. As of March 31, 2023, we had no borrowings against our revolving credit facility, and had approximately $461 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $387 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2023, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(6)	$(22)
Net cash provided by (used in) investing activities	(5)	2
Net cash provided by (used in) financing activities	(34)	(1)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $6 million compared to $22 million used in operating activities in the corresponding period of 2022. For the three months ended March 31, 2023, the decrease in net cash used in operating activities was a result of improved operating profitability, offset by a net increase in working capital both of which were a result of growing market activity. For the three months ended March 31, 2022, net cash used in operating activities included a noncash benefit of approximately $13 million related to the contingent consideration liability which did not repeat in the corresponding period of 2023.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $5 million compared to $2 million provided by investing activities in the corresponding period of 2022. For the three months ended March 31, 2023, net cash used in investing activities was primarily related to approximately $5 million in purchases of property, plant and equipment.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $34 million compared to $1 million used in financing activities in the corresponding period of 2022. For the three months ended March 31, 2023, net cash used in financing activities was primarily attributable to the Company's payment of $33 million for share repurchases.

Other

For the three months ended March 31, 2023 and 2022, the effect of the change in exchange rates on cash and cash equivalents was an increase of $1 million in both periods.

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

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the three months ended March 31, 2023, we repurchased 3,261,691 shares of our common stock for a total of $36 million, of which 244,604 shares, or $3 million, were held in treasury stock and subsequently settled in April 2023. As of March 31, 2023, we had approximately $37 million remaining under the program’s authorization.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the three months ended March 31, 2023, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2023, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the three months ended March 31, 2023, we reported a net foreign currency translation gain of $1 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the three months ended March 31, 2023 and 2022, we reported foreign currency transaction losses of $1 million in both periods. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2023 compared to the average for the corresponding period of 2022 decreased by approximately 7% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound, and Australian dollar decreased in relation to the U.S. dollar by approximately 6%, approximately 10%, and approximately 5%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2023 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $1 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (2) (in millions)
January 1 - 31, 2023	63,546	$12.27	63,546	$72
February 1 - 28, 2023	242,662	$12.45	150,451	$70
March 1 - 31, 2023	3,047,694	$10.81	3,047,694	$37
Total	3,353,902	$10.95	3,261,691
(1)
92,211 shares purchased during the three months ended on March 31, 2023 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stocks.
(2)
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

10.11	Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (9)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 4, 2023

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer