Form 10-Q
period 2023-09-30
NOW Inc.
filed 2023-11-02
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of October 26, 2023, the registrant had 106,331,159 shares of common stock (excluding 1,842,872 unvested restricted shares), par value $0.01 per share, outstanding.

NOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194	$212
Receivables, net	396	398
Inventories, net	415	381
Prepaid and other current assets	28	26
Total current assets	1,033	1,017
Property, plant and equipment, net	130	119
Goodwill	140	116
Intangibles, net	29	25
Other assets	44	43
Total assets	$1,376	$1,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$301	$304
Accrued liabilities	114	126
Other current liabilities	8	9
Total current liabilities	423	439
Long-term operating lease liabilities	28	25
Deferred income taxes	1	1
Other long-term liabilities	17	11
Total liabilities	469	476
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 106,329,287 and 110,369,266 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	2,028	2,066
Accumulated deficit	(975)	(1,075)
Accumulated other comprehensive loss	(150)	(150)
NOW Inc. stockholders' equity	904	842
Noncontrolling interest	3	2
Total stockholders' equity	907	844
Total liabilities and stockholders' equity	$1,376	$1,320

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$588	$577	$1,766	$1,589
Operating expenses:
Cost of products	$454	438	1,361	1,215
Warehousing, selling and administrative	97	95	297	268
Impairment and other charges	—	—	—	10
Operating profit	37	44	108	96
Other income (expense)	—	—	(1)	9
Income before income taxes	37	44	107	105
Income tax provision	2	3	6	8
Net income	35	41	101	97
Net income attributable to noncontrolling interest	—	1	1	1
Net income attributable to NOW Inc.	$35	$40	$100	$96
Earnings per share attributable to NOW Inc. stockholders:
Basic	$0.32	$0.35	$0.91	$0.85
Diluted	$0.32	$0.35	$0.90	$0.85
Weighted-average common shares outstanding, basic	107	111	108	111
Weighted-average common shares outstanding, diluted	108	111	109	111

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$35	$41	$101	$97
Other comprehensive income:
Foreign currency translation adjustments	(4)	(11)	—	(8)
Comprehensive income	31	30	101	89
Comprehensive income attributable to noncontrolling interest	—	1	1	1
Comprehensive income attributable to NOW Inc.	$31	$29	$100	$88

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$101	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19	14
Provision for inventory	5	5
Impairment and other charges	—	10
Stock-based compensation	11	7
Other, net	14	(2)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	2	(110)
Inventories	(35)	(122)
Prepaid and other current assets	(1)	(4)
Accounts payable, accrued liabilities and other, net	(33)	99
Net cash provided by (used in) operating activities	83	(6)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(33)	(21)
Purchases of property, plant and equipment	(15)	(7)
Other, net	1	2
Net cash provided by (used in) investing activities	(47)	(26)
Cash flows from financing activities:
Repurchases of common stock	(49)	(4)
Payments relating to finance leases and other, net	(5)	(1)
Net cash provided by (used in) financing activities	(54)	(5)
Effect of exchange rates on cash and cash equivalents	—	(9)
Net change in cash and cash equivalents	(18)	(46)
Cash and cash equivalents, beginning of period	212	313
Cash and cash equivalents, end of period	$194	$267

See notes to unaudited consolidated financial statements.

NOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to NOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2021	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	30	—	—	—	30
Stock-based compensation	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	2	—	—	2
March 31, 2022	$1	$2,062	$(1,173)	$(145)	$—	$1	$746
Net income	—	—	26	—	—	—	26
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	1	—	—	1
June 30, 2022	$1	$2,066	$(1,147)	$(144)	$—	$1	$777
Net income	—	—	40	—	—	1	41
Common stock repurchased	—	—	—	—	(4)	—	(4)
Common stock retired	—	(4)	—	—	4	—	—
Stock-based compensation	—	3	—	—	—	—	3
Other comprehensive loss	—	—	—	(11)	—	—	(11)
September 30, 2022	$1	$2,065	$(1,107)	$(155)	$—	$2	$806

December 31, 2022	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	31	—	—	1	32
Common stock repurchased	—	—	—	—	(36)	—	(36)
Common stock retired	—	(33)	—	—	33	—	—
Stock-based compensation	—	3	—	—	—	—	3
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	1	—	—	1
March 31, 2023	$1	$2,036	$(1,044)	$(149)	$(3)	$3	$844
Net income	—	—	34	—	—	—	34
Common stock repurchased	—	—	—	—	(8)	—	(8)
Common stock retired	—	(11)	—	—	11	—	—
Stock-based compensation	—	4	—	—	—	—	4
Other comprehensive income	—	—	—	3	—	—	3
June 30, 2023	$1	$2,029	$(1,010)	$(146)	$—	$3	$877
Net income	—	—	35	—	—	—	35
Common stock repurchased	—	—	—	—	(5)	—	(5)
Common stock retired	—	(5)	—	—	5	—	—
Stock-based compensation	—	4	—	—	—	—	4
Other comprehensive income	—	—	—	(4)	—	—	(4)
September 30, 2023	$1	$2,028	$(975)	$(150)	$—	$3	$907

See notes to unaudited consolidated financial statements.

NOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

NOW Inc. (“NOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. NOW operates primarily under the DNOW brand. NOW is a global distributor of energy products as well as products for industrial applications through its locations in the United States (“U.S.”), Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. Additionally, through the Company’s growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets. The Company’s energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production, midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and renewables. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. NOW also provides supply chain and materials management solutions to the same markets where the Company sells products. NOW’s supplier network consists of thousands of vendors in approximately 40 countries.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. Receivables are recorded and carried at the original invoiced amount less the allowance for doubtful accounts (“AFDA”). The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of September 30, 2023 and December 31, 2022, AFDA totaled $27 million and $25 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of September 30, 2023 and December 31, 2022, contract assets were less than $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of September 30, 2023 and December 31, 2022, contract liabilities were $30 million and $33 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the nine months ended September 30, 2023, the decrease in contract liabilities was primarily related to recognizing revenue of approximately $23 million that was deferred as of December 31, 2022, partially offset by net current year customer deposits of approximately $20 million.

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

Inventories consist primarily of (in millions):

	September 30, 2023	December 31, 2022
Work in process	$41	$29
Finished goods and other	394	372
Total inventory	435	401
Less: Inventory reserves	(20)	(20)
Inventories, net	$415	$381

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	September 30, 2023	December 31, 2022
Information technology assets	1-7 Years	$46	$47
Operating equipment (1)	2-15 Years	159	141
Buildings and land (2)	5-35 Years	97	94
Construction in progress		2	4
Total property, plant and equipment		304	286
Less: accumulated depreciation		(174)	(167)
Property, plant and equipment, net		$130	$119

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2023	December 31, 2022
Compensation and other related expenses	$32	$36
Contract liabilities	30	33
Taxes (non-income)	12	13
Current portion of operating lease liabilities	11	13
Other	29	31
Total	$114	$126

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of September 30, 2023, the Company had no borrowings against the Credit Facility and approximately $478 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2024.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchases will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. Share repurchases made after December 31, 2022, are subject to a 1% excise tax, as enacted under the Inflation Reduction Act of 2022. The impact of this 1% excise tax was less than $1 million during the nine months ended September 30, 2023.

Information regarding the shares repurchased was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total cost of shares repurchased (in millions)	$5	$4	$49	$4
Average price per share (1)	$10.65	$10.33	$10.78	$10.33
Number of shares repurchased	429,622	376,838	4,456,172	376,838
(1)
Excludes 1% excise tax on share repurchases

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three and nine months ended September 30, 2023, net income attributable to noncontrolling interest was less than $1 million and $1 million, respectively, compared to approximately $1 million in both periods for the corresponding periods of 2022.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of September 30, 2023 and December 31, 2022, the VIE’s assets were primarily current assets of $24 million and $11 million, respectively, and the liabilities were primarily current liabilities of $9 million and $3 million, respectively.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Nine Months Ended September 30,
	2023	2022
Beginning balance	$(150)	$(147)
Other comprehensive income (loss) before reclassifications	—	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10
Net current-period other comprehensive income	—	(8)
Ending balance	$(150)	$(155)

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

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$448	$435	$1,331	$1,177
Canada	68	86	217	240
International	72	56	218	172
Total revenue	$588	$577	$1,766	$1,589
Operating profit (loss):
United States	$29	$31	$81	$77
Canada	6	10	17	23
International	2	3	10	(4)
Total operating profit (loss)	$37	$44	$108	$96

10. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2023, were 5.4% and 5.6%, respectively, compared to 6.8% and 7.6%, respectively, for the corresponding periods of 2022. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and nine months ended September 30, 2023, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada and the United Kingdom and by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S. The Company believes that the continued volatility of commodity prices as well as recent macroeconomic developments are likely to cause variations in its estimated ordinary income for the remainder of 2023. These deviations may result in significant increases or decreases in the Company’s forecasted annual effective tax rate. Consequently, the Company is continuing to rely on the discrete-period method for calculating its interim period tax provision for the three and nine months ended September 30, 2023. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2019 and outside the U.S. for the tax years ending after 2017.

11. Earnings Per Share

For the three and nine months ended September 30, 2023, approximately 1 million in both periods, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect, compared to approximately 2 million and 3 million, respectively, for the corresponding periods of 2022.

Basic and diluted earnings per share are as follows (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to NOW Inc.	$35	$40	$100	$96
Less: net income attributable to participating securities	(1)	(1)	(2)	(1)
Net income attributable to NOW Inc. stockholders	$34	$39	$98	$95
Denominator:
Weighted average basic common shares outstanding	106,983,920	110,863,381	107,765,405	110,747,087
Effect of dilutive securities	1,134,399	569,398	1,074,137	363,754
Weighted average diluted common shares outstanding	108,118,319	111,432,779	108,839,542	111,110,841
Earnings per share attributable to NOW Inc. stockholders:
Basic	$0.32	$0.35	$0.91	$0.85
Diluted	$0.32	$0.35	$0.90	$0.85

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

12. Stock-based Compensation and Outstanding Awards

For the nine months ended September 30, 2023, the Company granted 739,885 shares of restricted stock awards ("RSAs") and restricted stock units and phantom shares (“RSUs”) with a weighted average fair value of $12.56 per share. In addition, the Company granted performance stock awards ("PSAs") to senior management employees with potential payouts varying from zero to 534,618 shares. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and nine months ended September 30, 2023, totaled $4 million and $11 million, respectively, compared to $3 million and $7 million, respectively, for the corresponding periods of 2022.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of September 30, 2023, the Company was contingently liable for approximately $12 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

14. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company has entered into certain financial derivative instruments to economically hedge the Company’s risk from changes in the fair value of non functional currency denominated monetary accounts. The Company's foreign currency forward contracts have terms of less than one year.

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instruments is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2023, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. For the three and nine months ended September 30, 2022, the Company recorded a gain of less than $1 million and a loss of less than $1 million, respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the notional principal associated with those contracts was $16 million and $7 million, respectively.

As of September 30, 2023, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Acquisitions

For the nine months ended September 30, 2023, the Company completed two acquisitions for a net purchase price consideration of approximately $33 million cash. These acquisitions expand product line offerings and services to the Company's U.S. Process Solutions business. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $22 million and intangible assets of $9 million in the United States segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. The full amount of goodwill recognized is expected to be deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions (including the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand. Through a network of approximately 170 locations and approximately 2,475 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our energy product offering is consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, utilities and the evolving energy transition markets inclusive of greenhouse gas emissions capture, reduction and storage, renewable natural gas (“RNG”), wind, solar, and production of hydrogen as a fuel to power equipment. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

United States

We have approximately 110 locations in the U.S., which are geographically positioned to best serve the upstream, midstream, downstream, and renewable energy and industrial markets.

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2023 and 2022 and the second quarter of 2023 include the following:

			%		%
			3Q23 v		3Q23 v
	3Q23*	3Q22*	3Q22	2Q23*	2Q23
Active Drilling Rigs:
U.S.	651	761	(14.5%)	722	(9.8%)
Canada	188	199	(5.5%)	115	63.5%
International	951	857	11.0%	960	(0.9%)
Worldwide	1,790	1,817	(1.5%)	1,797	(0.4%)

West Texas Intermediate Crude Prices (per barrel)	$82.30	$93.18	(11.7%)	$73.76	11.6%
Natural Gas Prices ($/MMBtu)	$2.59	$7.99	(67.6%)	$2.16	19.9%
Hot-Rolled Coil Prices (steel) ($/short ton)	$830.97	$915.51	(9.2%)	$1,065.28	(22.0%)

* Averages for the quarters indicated. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended September 30, 2023:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$120
$100
$80
$60
$40
$20
$-
West Texas Intermediate Price per Barrel

	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23
U.S.	498	559	633	716	761	775	761	722	651
Canada	151	161	198	114	199	190	223	115	188
International	772	817	823	816	857	907	915	960	951
Worldwide	1,421	1,537	1,654	1,646	1,817	1,872	1,899	1,797	1,790
WTI	$70.62	$77.45	$94.45	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com)

The worldwide quarterly average rig count declined 0.4% (from 1,797 rigs to 1,790 rigs) and the U.S. declined 9.8% (from 722 rigs to 651 rigs) in the third quarter of 2023 compared to the second quarter of 2023. The average price per barrel of West Texas Intermediate Crude increased 11.6% (from $73.76 per barrel to $82.30 per barrel), and natural gas prices increased 19.9% (from $2.16 per MMBtu to $2.59 per MMBtu) in the third quarter of 2023 compared to the second quarter of 2023. The average price per short ton of Hot-Rolled Coil declined 22.0% (from $1,065.28 per short ton to $830.97 per short ton) in the third quarter of 2023 compared to the second quarter of 2023.

U.S. rig count at October 13, 2023 was 622 rigs, down 29 rigs from the third quarter 2023 average. The price for West Texas Intermediate Crude was $87.67 per barrel at October 13, 2023, up 6.5% from the third quarter 2023 average. The price for natural gas was $3.11 per MMBtu at October 13, 2023, up 20.1% from the third quarter 2023 average. The price for Hot-Rolled Coil was $691.00 per short ton at October 9, 2023, down 16.8% from the third quarter 2023 average.

Executive Summary

For the three and nine months ended September 30, 2023, the Company generated net income attributable to NOW Inc. of $35 million and $100 million on $588 million and $1,766 million in revenue, respectively. For the three and nine months ended September 30, 2023, revenue increased $11 million or 1.9% and $177 million or 11.1%, respectively, and net income attributable to NOW Inc. decreased $5 million and increased $4 million, respectively, when compared to the corresponding periods of 2022.

For the three and nine months ended September 30, 2023, the Company generated an operating profit of $37 million and $108 million, respectively, compared to an operating profit of $44 million and $96 million, respectively, for the corresponding periods of 2022.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect oil and gas demand to grow over the next several years. In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, U.S. regional bank instability and concerns of a global recession. Economic uncertainty continues to drive commodity price volatility globally. Despite lower North American rig count, we maintain a constructive outlook for our market. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$448	$435	$1,331	$1,177
Canada	68	86	217	240
International	72	56	218	172
Total revenue	$588	$577	$1,766	$1,589
Operating profit (loss):
United States	$29	$31	$81	$77
Canada	6	10	17	23
International	2	3	10	(4)
Total operating profit (loss)	$37	$44	$108	$96

United States

For the three and nine months ended September 30, 2023, revenue was $448 million and $1,331 million, an increase of $13 million or 3.0% and $154 million or 13.1%, respectively, when compared to the corresponding periods of 2022. For the three months ended September 30, 2023, the increase was primarily driven by incremental revenue from acquisitions completed in the fourth quarter of 2022 and the second quarter of 2023, partially offset by the weakening in U.S. drilling and completions activity. For the nine months ended September 30, 2023, the increase was primarily driven by incremental revenue from acquisitions completed in 2022 and 2023, coupled with the modest strengthening in U.S. drilling and completions activity.

For the three and nine months ended September 30, 2023, the U.S. generated an operating profit of $29 million and $81 million, a decline of $2 million and an increase of $4 million, respectively, when compared to the corresponding periods of 2022. For the three months ended September 30, 2023, operating profit decreased primarily due to a decrease in product margins. For the nine months ended September 30, 2023, operating profit increased primarily due to the increase in revenue discussed above, partially offset by higher employee-related expenses supporting the revenue growth.

Canada

For the three and nine months ended September 30, 2023, revenue was $68 million and $217 million, a decline of $18 million or 20.9% and $23 million or 9.6%, respectively, when compared to the corresponding periods of 2022. For the three months ended September 30, 2023, the decrease was primarily driven by the decrease in Canadian rig count, coupled with unfavorable foreign exchange rate impact. For the nine months ended September 30, 2023, the decrease was primarily driven by unfavorable foreign exchange rate impact.

For the three and nine months ended September 30, 2023, Canada generated an operating profit of $6 million and $17 million, a decline of $4 million and $6 million, respectively, when compared to the corresponding periods of 2022. For the three and nine months ended September 30, 2023, operating profit decreased primarily due to the decline in revenue discussed above.

International

For the three and nine months ended September 30, 2023, revenue was $72 million and $218 million, an increase of $16 million or 28.6% and $46 million or 26.7%, respectively, when compared to the corresponding periods of 2022. For the three and nine months ended September 30, 2023, the increases were primarily driven by stronger project activity and the increase in international rig count.

For the three and nine months ended September 30, 2023, the International segment generated an operating profit of $2 million and $10 million, a decline of $1 million and an increase of $14 million, respectively, when compared to the corresponding periods of 2022. For the three months ended September 30, 2023, operating profit decreased primarily due to a decrease in product margins. For the nine months ended September 30, 2023, operating profit increased primarily due to the increase in revenue discussed above and as a result of $10 million of impairment and other charges recognized in the second quarter of 2022 that did not repeat.

Cost of products

For the three and nine months ended September 30, 2023, cost of products was $454 million and $1,361 million, respectively, compared to $438 million and $1,215 million, respectively, for the corresponding periods of 2022. For the three and nine months ended September 30, 2023, the increases were primarily due to the increases in revenue in the periods. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and nine months ended September 30, 2023, warehousing, selling and administrative expenses were $97 million and $297 million, respectively, compared to $95 million and $268 million, respectively, for the corresponding periods of 2022. For the three and nine months ended September 30, 2023, the increase was primarily driven by an increase in employee-related expenses supporting the revenue growth. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Impairment and other charges

For the three and nine months ended September 30, 2023, impairment and other charges were nil in both periods, compared to nil and $10 million, respectively, for the corresponding periods of 2022. For the nine months ended September 30, 2022, the Company recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Other income (expense)

For the three and nine months ended September 30, 2023, the Company recorded expense of nil and $1 million, respectively, compared to expense of less than $1 million and income of $9 million, respectively, for the corresponding periods of 2022. For the nine months ended September 30, 2022, other income was primarily attributable to a benefit related to the decrease of contingent consideration liability associated with a prior acquisition, partially offset by unfavorable foreign exchange rate impacts.

Income tax provision

The effective tax rates for the three and nine months ended September 30, 2023, were 5.4% and 5.6%, respectively, compared to 6.8% and 7.6%, respectively, for the corresponding periods of 2022. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, state income taxes and the change in valuation allowance recorded against deferred tax assets. For the three and nine months ended September 30, 2023, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada and the United Kingdom and by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S.

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

We use EBITDA excluding other costs internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing operating performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net income attributable to NOW Inc. (1)	$35	$40	$100	$96
Net income attributable to noncontrolling interest	—	1	1	1
Interest expense (income), net	(2)	(1)	(3)	(1)
Income tax provision	2	3	6	8
Depreciation and amortization	7	5	19	14
Other costs:
Stock-based compensation	4	3	11	7
Other (2)	—	2	6	3
EBITDA excluding other costs	$46	$53	$140	$128
EBITDA % excluding other costs (3)	7.8%	9.2%	7.9%	8.1%

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
(2)
For the nine months ended September 30, 2023, Other of approximately $6 million, included in warehousing, selling and administrative, was related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages, and separation and transaction-related charges.
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

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $194 million and $212 million, respectively. As of September 30, 2023, $67 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first nine months of 2023, we repatriated $18 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of September 30, 2023, we had no borrowings against our revolving credit facility, and had approximately $478 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $353 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2023, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$83	$(6)
Net cash provided by (used in) investing activities	$(47)	$(26)
Net cash provided by (used in) financing activities	$(54)	$(5)

Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $83 million compared to $6 million used in operating activities in the corresponding period of 2022. For the nine months ended September 30, 2023, net cash provided by operating activities was primarily driven by $101 million of net income, plus $49 million of reconciling adjustments, primarily depreciation, amortization and stock-based compensation, partially offset by a net increase of $67 million in working capital. For the nine months ended September 30, 2023, the improvement in operating cash flow activities was primarily driven by $70 million lower cash consumption for net working capital compared to the corresponding period of 2022.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $47 million compared to $26 million used in investing activities in the corresponding period of 2022. For the nine months ended September 30, 2023, net cash used in investing activities was primarily related to business acquisitions of approximately $33 million and capital expenditures of $15 million. For the nine months ended September 30, 2022, net cash used in investing activities was primarily due to a business acquisition of $21 million and capital expenditures of $7 million.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $54 million compared to $5 million used in financing activities in the corresponding period of 2022. For the nine months ended September 30, 2023, net cash used in financing activities was primarily attributable to the Company's payment of approximately $49 million for share repurchases compared to $4 million in the corresponding period of 2022.

Other

For the nine months ended September 30, 2023, the effect of the change in exchange rates on cash and cash equivalents was nil compared to a decrease of $9 million for the corresponding period of 2022.

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

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the nine months ended September 30, 2023, we repurchased 4,456,172 shares of our common stock for a total of $49 million. As of September 30, 2023, we had approximately $24 million remaining under the program’s authorization.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the nine months ended September 30, 2023, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2023, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the nine months ended September 30, 2023, we reported a net foreign currency translation adjustment of nil.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the nine months ended September 30, 2023 and 2022, we reported foreign currency transaction losses of $1 million in both periods. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2023 compared to the average for the corresponding period of 2022 decreased by approximately 4% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound, and Australian dollar decreased in relation to the U.S. dollar by approximately 5%, approximately 1%, and approximately 5%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2023 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $2 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (1)(2) (in millions)
July 1 - 31, 2023	—	$—	—	$29
August 1 - 31, 2023	429,622	$10.65	429,622	$24
September 1 - 30, 2023	—	$—	—	$24
Total	429,622	$10.65	429,622

(1)
Excludes 1% excise tax on share repurchases.
(2)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 2, 2023

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer