Form 10-K
period 2023-12-31
DNOW Inc.
filed 2024-02-15
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36325

DNOW INC.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was $1.0 billion. As of February 9, 2024, there were 106,166,096 shares of the Company’s common stock (excluding 1,835,972 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2024 Annual Meeting of Stockholders are incorporated in Part III of this report.

DNOW INC.

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

PART I

ITEM 1. BUSINESS

Overview

DNOW Inc., previously NOW Inc. (“DNOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On June 2, 2014, DNOW stock began regular trading on the New York Stock Exchange under the ticker symbol “DNOW”. We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. Through a network of approximately 165 locations and approximately 2,475 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data visualization, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our product and service offerings are consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas ("RNG"), wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end-user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable maintenance, repair and operating (“MRO”) supplies, pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions and modular process, production, measurement and control equipment. We also offer sourcing, procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support that provide more efficient and productive solutions for our customers.

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

Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in 18 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Summary of Reportable Segments

We operate through three reportable segments: United States (“U.S.”), Canada and International. The segment data included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 17 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

United States

We have approximately 105 locations in the U.S., which are geographically positioned to best serve the upstream, midstream, downstream and renewable energy and industrial markets.

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

International

We operate in approximately 15 countries and serve the needs of our international customers from approximately 20 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide products and supply chain solutions support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Distribution Industry Overview

The distribution industry is highly fragmented, comprised of large companies with global reach and numerous small, local and regional competitors. Distribution companies act both as supply stores and supply chain management providers for their customers. Distributors deliver value to their customers by serving as a supply chain partner by managing vendor networks and aggregating, carrying and distributing a wide range of product inventory from numerous vendors in locations close to the end-user. As a distributor to the energy and industrial markets, we offer a wide array of products and supply chain services.

We offer our products, services and supply chain solutions across the entire energy value chain, from onshore and offshore drilling of oil and gas, to the exploration and production of oil and gas, the separation, transfer, and disposal of produced water, to the midstream gathering, processing and transmission of oil, gas, water, natural gas liquids (“NGLs”), LNG, and refined petroleum products, to the downstream refining of oil, and the manufacturing of petrochemicals and specialty chemicals. We provide products and services to the energy evolution and new energy markets driven by the public's desire to reduce current greenhouse gas levels and emissions, and to replace higher sources of greenhouse gas emitting forms of energy with lower emitting alternative forms to produce energy. In addition, we provide our products, services and supply chain solutions to other end markets including mining and minerals, municipal water and wastewater and industrial manufacturing.

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

To minimize carbon based effluent emissions, we provide vapor recovery systems to capture and transfer gas and volatile organic compounds during the separation and storage of oil, gas and produced water from operating reservoirs. For produced water, we provide fluid movement products that help our customers dispose of produced water in an environmentally safe manner. For oil streams, we provide products that measure the quality and quantity of oil and gas through the separation process and prior to distribution to the midstream sector. We offer a variety of fluid movement solutions ranging from standard to engineered pump packages and a wide variety of American Society of Mechanical Engineers (“ASME”) fabricated process and production equipment to remove water and contaminants prior to the midstream transfer of oil, NGLs and other refined products within the midstream sector. For gas processing and gas conditioning, we offer a full suite of PVF and ASME coded fabricated process equipment to efficiently and economically process and condition gas for transfer to end markets. Many of the terminals and tank farms used in the midstream space to facilitate the storage and distribution of oil, gas, NGLs, LNG, and other hydrocarbon-based fluids utilize our products. Across many of the process industries where we provide valves, we offer low emission stem packing options to help reduce emissions. We provide PVF, pumps, safety, PPE, supply chain and safety services to the refining, petrochemical, chemical and industrial industries. Our products are consumed from industrial customer’s daily MRO expenditures, customer capital projects in the form of existing plant expansions, new plant facilities, as well as planned and unplanned maintenance of processing units.

Our Distribution Channels

We offer a diverse range of products across the energy and industrial markets in the U.S., Canada and internationally. There are thousands of manufacturers of the products used in the markets in which we operate and customers demand a high level of service, responsiveness and availability across a broad set of products and vendors. These market dynamics make us an essential element in the value chain for our customers. Our product offering is aligned to meet the needs of our customer base.

Energy Centers

Energy centers are brick and mortar supply store operations that provide products to multiple upstream, midstream and downstream customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch warehouses based on local market needs and are delivered or available for pick-up as needed. These branches serve a geographical radius and provide delivery of products and solutions. A number of locations that service these same customers provide a complementary and expanded set of supply chain services in conjunction with the sale of products.

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

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps, compressors, fluid movement packages, fabricated liquid and gas measurement systems and process and production equipment. Process Solutions distributes OEM equipment including pumps, generator sets, air compressors, dryers, blowers, mixers and valves. Within our process and production equipment category, we produce customer lease automatic custody transfer (“LACT”) units, Zero2TM EcoVaporTM and Sulfur SentinelTM units to reduce emissions associated with routine flaring originating from low pressure storage tanks and renewable fuels such as biogas and landfill gas marketed as RNG facilities, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units. After-market services include rental mobile pumping units, machining and other repair services from a team of field mechanics located throughout the central U.S.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal water, industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas wellsite facility solutions, also known as tank battery solutions that positively impact our operator customers by enabling them to design a modular tank battery that allows flexibility and scalability for current and future production, while expediting revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for facility construction. Our EcoVaporTM branded vapor recovery systems provide an environmental, social, and governance ("ESG") benefit by enabling customers to retain and sell residual flash gas commonly found in storage tanks resulting in a decrease in greenhouse gas emissions.

Customers

Our primary customers are companies active in the upstream, midstream and downstream sectors of the energy industry, including drilling contractors, well servicing companies, independent and national oil and gas companies, midstream operators, refineries, petrochemical, chemical, utilities, RNG facilities and other downstream energy processors. We also serve a diverse range of industrial and manufacturing companies across a broad spectrum of industries and end markets. We partner with our customers to continually meet or exceed their expectations and add value as a supply chain partner in the locations where they operate. Our products provide an essential need to our customers’ operations, yet represent only a small fraction of their total project or facility cost. As a result, our customers seek suppliers with established qualifications and an operational history to deliver high quality and reliable products that meet their requirements in a timely manner.

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. Customers can procure products through our direct branch model or through our ecommerce site, https://shop.dnow.com, or using our mobile application on smart devices. We believe we could benefit from consolidation among our customers, particularly in the U.S. and Canada where we have a broad footprint, as the resulting companies seek global distributors as their source for products and related solutions.

The Company had one customer in the U.S. segment that represented approximately 10% of total revenues.

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations and with online ecommerce sites, who aggregate and distribute several product lines, and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. Some of our suppliers also sell directly to end-users.

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

Human Capital Resources

At December 31, 2023, we had approximately 2,475 employees, of which approximately 100 were temporary employees. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation. Our ethos determines how we act and interact, what we value, what we tolerate, how we treat one another, our customers and communities and the drive to continue to surpass expectations.

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

To find the best employees, we must have a diverse pipeline of talent. We commit to advancing an inclusive environment where diversity is encouraged. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers. As of December 31, 2023, our U.S. workforce was comprised of approximately 26% female and 32% racial minorities.

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

Sustainability

We can assist in reducing emissions of greenhouse gases in our operations by creating a more efficient supply chain. An efficient supply chain can help reduce the carbon footprint of deliveries to our distribution centers and branches and ultimately to our customers. Use of our large centralized and regional distribution centers allows us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. Many of the products we distribute are used by our customers to aid their efforts to reduce their greenhouse gas emissions. We continually seek opportunities to expand our portfolio of products we offer to customers to aid in reducing their scope 1 emissions. We offer our customers an expanding suite of emissions reduction technology that reduces the venting and flaring of greenhouse gas, targeting the oil and gas and the growing RNG markets.

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

The willingness of oil and gas operators to make capital and operating expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital and operating equipment will continue to be influenced by numerous factors over which we have no control, including:

•
the ability of the members of the OPEC and certain non-OPEC countries, to maintain price stability through voluntary production limits, the level of production by other non-OPEC countries, such as the United States, and worldwide demand for oil and gas;
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
•
the impact of armed hostilities, or the threat or perception of armed hostilities, including the conflicts in Ukraine and in Israel;
•
public health crises, such as the COVID-19 pandemic that began in 2020 and emergence of any new virus strains that result in the return of lockdowns or other government restrictions;
•
environmental regulation;
•
import duties and tariffs;
•
technological advances;
•
global weather conditions and natural disasters;
•
currency fluctuations; and
•
tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count decreased from 772 rigs on January 6, 2023 to 622 rigs on December 29, 2023. U.S. rig count averaged 689 rigs in 2023. U.S. rig count at January 19, 2024 was 620 rigs. The price for West Texas Intermediate crude was $70.62 per barrel at January 2, 2024, $76.87 per barrel on January 3, 2023 and $75.99 per barrel on January 4, 2022. Even though the prices as of the beginning of January for the last three years have been relatively stable, prices have historically been very volatile, and this historical volatility has caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic and geopolitical conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include public health crises, interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tariffs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.1

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to, among other things, ongoing military conflicts, such as those in Ukraine and in Israel. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from military conflicts or other geopolitical tensions. The extent and duration of military conflicts, sanctions, trade controls and resulting market disruptions are impossible to predict, but could be substantial.

If our product costs became subject to significant future inflationary pressures, then we may not be able to fully offset these higher costs through price increases.

Inflationary pressures and supply chain disruptions could result in further increases to our operating and capital costs that are not fixed. Additionally, these economic variables could lead to a renegotiation of contracts and/or supply agreements, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

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

Demand for our sales of the products we distribute could decrease if the manufacturers of those products were to instead sell a substantial amount of goods directly to our customers in the sectors we serve.

Historically, users of pipes, valves and fittings and related products have purchased certain amounts of these products through distributors and not directly from manufacturers. If customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end-users, we could experience a significant decrease in profitability. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

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

Changes in our customer and product mix could cause our product margin to fluctuate or affect our competitive position.

From time to time, we may experience changes in our customer mix or in our product mix. Changes in our customer mix may result from business acquisitions, geographic expansion, daily selling activities within current geographic markets and targeted selling activities to new customer segments. Changes in our product mix may result from business acquisitions, marketing activities to existing customers and needs communicated to us from existing and prospective customers. If customers begin to require more lower-margin products from us, our business, results of operations and financial condition may suffer.

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

A cyber incident is any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our four primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s image, financial loss and private data exposure.

We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. Our security measures may be undermined due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies, actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

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

As of December 31, 2023, we had $139 million of goodwill recorded on our balance sheet. Under generally accepted accounting principles in the U.S., goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

Over the last four years, the COVID-19 pandemic has adversely affected our business, and the emergence of any new virus strains that result in the return of broad-based lockdowns, vaccine mandates or other government interventions, could further adversely affect our operations and financial condition.

Over the last four years, the COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. The emergence of any new virus strains that result in the return of broad-based lockdowns, vaccine mandates or other government interventions or restrictions, could further adversely affect the global economy, global supply chains, financial markets and our business. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services and the physical effects of climate change could damage our assets or facilities, adversely impacting our business, results of operations, and financial condition.

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

We and our suppliers also may be subject to physical risks associated with climate change, such as increased severity and frequency of extreme weather events and more frequent short-term business disruptions as a result of severe weather such as flooding, storms, droughts, fires, snowstorms and other climatic events, which could impair our ability to effectively deliver products and services to our customers or to keep our operating costs aligned with expectations or cause destruction to our assets or facilities. While we carry insurance coverage standard within our industry to protect us against many of these risks, the potential physical effects of climate change are uncertain, and we may not carry adequate coverage to protect all of our assets or facilities from climate-related events. If any of these risks were realized, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products and services, damage our relationships with our customers and reduce our market share, all of which could adversely affect our results of operations and financial condition.

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

Our customers use certain products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end-users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management

The Company recognizes the increasing significance of cybersecurity threats in today's digital landscape and has implemented a cyber risk management program to identify, assess, manage, mitigate and respond to cybersecurity threats. This program is integrated within the Company's enterprise risk management program. Our approach is designed to safeguard sensitive information, protect critical assets and maintain the integrity of our operations.

Our cyber risk management program includes:

•
Regular assessments of cyber risks, taking into account the evolving threat landscape, technological advancements and changes in our business operations.
•
Proactive identification and mitigation of vulnerabilities in our information systems through regular scanning, testing and patch management.
•
Implementing and continuously monitoring security controls, including firewalls, intrusion detection systems, encryption and access controls, to safeguard against unauthorized access and data breaches. Our controls are based on the latest Center of Internet Security (CIS) Critical Security Controls best practices for cybersecurity and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).
•
Regular testing of our Cyber Incident Response Plan through tabletop exercises to ensure a swift, coordinated and effective response in the event of cyber incidents to minimize impact on operations.

Cybersecurity Strategy

Our cybersecurity strategy is aligned with our overall business objectives and includes the following key elements:

•
Implementation of multiple layers of security controls, including firewalls, intrusion detection and prevention systems, endpoint protection and encryption, to safeguard our information assets.
•
Ongoing education programs for employees to enhance their awareness of cyber risks and promote a culture of cybersecurity throughout the organization.

Governance

Our governance structure is designed to ensure effective oversight and management of cybersecurity risks:

•
The Board of Directors is actively engaged in overseeing cybersecurity matters, receiving regular briefings and ensuring alignment between cybersecurity strategy and overall business strategy.
•
A dedicated committee oversees cybersecurity governance, assessing policies, practices and risk mitigation strategies and ensuring alignment with industry best practices.
•
Our executive leadership team actively participates in the development and execution of cybersecurity strategy, reinforcing the importance of cybersecurity at the highest levels of the organization.

Regulatory Compliance

We remain committed to complying with all relevant cybersecurity regulations and standards applicable to our industry. Our governance structure is designed to adapt to evolving regulatory requirements and industry best practices.

While we believe our current measures are robust, we recognize the dynamic nature of cyber threats and continually refine our approach to remain vigilant and responsive.

This disclosure provides stakeholders with a comprehensive overview of the organization's cyber risk management, strategy and governance practices, demonstrating a commitment towards proactive cybersecurity measures and compliance.

No unauthorized access to customer, vendor, supplier, joint venture, employee or our data occurred as a result of cybersecurity incidents against us that has had a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under Risks Relating to Our Business in Item1(a) Risk Factors.

ITEM 2. PROPERTIES

As of December 31, 2023, our three reporting segments, the United States, Canada and International, had approximately 105 locations, 40 locations and 20 locations, respectively. International countries include: Australia, Azerbaijan, Brazil, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore and UAE. Our properties are comprised of offices, distribution centers and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 11 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); none of the other owned facilities are subject to mortgages.

ITEM 3. LEGAL PROCEEDINGS

We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

DNOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”.

Our Board of Directors has not declared any dividends during 2021, 2022 or 2023 and currently has no intention to declare dividends.

As of January 31, 2024, there were 1,732 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (1)(2) (in millions)
October 1 - 31, 2023	—	$—	—	$24
November 1 - 30, 2023	61,254	$10.27	61,254	$24
December 1 - 31, 2023	30,268	$10.66	30,268	$23
Total	91,522	$10.40	91,522
(1)
Excludes 1% excise tax on share repurchases.
(2)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on DNOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2018 and its relative performance is tracked through December 31, 2023.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among DNOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
DNOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/18	12/19	12/20	12/21	12/22	12/23
DNOW Inc.	$100	$97	$62	$73	$109	$97
S&P Midcap 400	$100	$126	$143	$179	$156	$181
PHLX Oil Service Sector	$100	$99	$58	$70	$112	$114

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

General Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. Through our network of approximately 165 locations and approximately 2,475 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our product and service offerings are consumed throughout all sectors of the energy industry – from upstream drilling and completion, E&P, midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels, RNG, wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end-user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes consumable MRO supplies, pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions, and modular process, production, measurement and control equipment. We also offer sourcing, procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support that provide more efficient and productive solutions for our customers.

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

Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in 18 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2023 v		2023 v
	2023*	2022*	2022	2021*	2021
Active Drilling Rigs:
U.S.	689	721	(4.4%)	475	45.1%
Canada	177	176	0.6%	131	35.1%
International	948	851	11.4%	755	25.6%
Worldwide	1,814	1,748	3.8%	1,361	33.3%

West Texas Intermediate Crude Prices (per barrel)	$77.64	$94.79	(18.1%)	$67.99	14.2%
Natural Gas Prices ($/MMBtu)	$2.54	$6.42	(60.4%)	$3.91	(35.0%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$887.47	$1,097.24	(19.1%)	$1,561.23	(43.2%)
U.S. Wells Completed	12,224	11,350	7.7%	9,720	25.8%

* Averages for the years indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2023:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.doe.gov) (As revised).

The worldwide average rig count increased 3.8% (from 1,748 rigs to 1,814 rigs) and the U.S. declined 4.4% (from 721 rigs to 689 rigs) in 2023 compared to 2022. The average price of WTI crude declined 18.1% (from $94.79 per barrel to $77.64 per barrel), and natural gas prices declined 60.4% (from $6.42 per MMBtu to $2.54 per MMBtu) in 2023 compared to 2022. The average price of Hot-Rolled Coil declined 19.1% (from $1,097.24 per short ton to $887.47 per short ton) in 2023 compared to 2022.

U.S. rig count at January 19, 2024 was 620 rigs, down 69 rigs from the 2023 average. The price for WTI crude was $73.69 per barrel at January 19, 2024, down 5.1% from the 2023 average. The price for natural gas was $2.70 per MMBtu at January 19, 2024, up 6.3% from the 2023 average. The price for Hot-Rolled Coil was $1,036.00 per short ton at January 22, 2024, up 16.7% from the 2023 average. As released on February 12, 2024, U.S. Wells Completed for January 2024 was 863, down 15.3% on an annualized basis compared to 2023.

Executive Summary

For the year ended December 31, 2023, the Company generated net income of $247 million, or $2.24 per fully diluted share on $2,321 million in revenue. Net income increased for the year ended December 31, 2023, by $119 million when compared to the corresponding period of 2022. Revenue increased for the year ended December 31, 2023, by $185 million, or 8.7%, when compared to the corresponding period of 2022. For the year ended December 31, 2023, operating profit was $140 million compared to operating profit of $131 million for the corresponding period of 2022.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect global oil and gas demand to grow over the next several years. In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, U.S. regional bank instability and concerns of a global recession. Economic uncertainty continues to drive commodity price volatility globally. Despite lower North American rig count resulting from enhancements in technology leading to increased rig efficiencies, we maintain a constructive outlook for our market. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

We see the evolution in energy transition investments to reduce atmospheric carbon, source carbon capture, storage and new energy streams as an opportunity for DNOW to supply many of the current products and services we provide, as well as an opportunity to partner and source from new suppliers to expand our offering and to meet our customers’ needs for their energy evolution investments. A number of our larger customers are leading the investments in energy evolution projects where we expect to continue to support them while expanding our product and solution offerings to meet their changing requirements. We are also targeting new customers that are not traditional oil and gas customers, but are those that will play a part in the future as our customers discover and invest in new sources of energy.

Results of Operations

Consolidated Results

Years Ended December 31, 2023 and December 31, 2022

The results of operations are presented before consideration of the noncontrolling interest. A summary of the Company’s revenue and operating profit (loss) by segment in 2023 and 2022 follows (in millions):

	Year Ended December 31,		Variance
	2023	2022	$
Revenue:
United States	$1,749	$1,591	$158
Canada	282	315	(33)
International	290	230	60
Total revenue	$2,321	$2,136	$185

Operating profit (loss):
United States	$104	$103	$1
Canada	21	30	(9)
International	15	(2)	17
Total operating profit (loss)	$140	$131	$9

United States

Revenue was $1,749 million for the year ended December 31, 2023, an increase of $158 million or 9.9% compared to the year ended December 31, 2022. The increase in the period was driven by an increase in project related activity and incremental revenue from acquisitions completed in 2022 and 2023.

Operating profit was $104 million for the year ended December 31, 2023, an improvement of $1 million compared to operating profit of $103 million for the year ended December 31, 2022. Operating profit improved in 2023 primarily due to the increase in revenue discussed above, partially offset by higher employee-related expenses supporting the revenue growth.

Canada

Revenue was $282 million for the year ended December 31, 2023, a decline of $33 million or 10.5% compared to the year ended December 31, 2022. The decrease was due to lower project related activity as well as an unfavorable foreign exchange rate impact.

Our Canadian revenue was approximately 12% of total revenue in 2023, compared to 15% in 2022. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was unfavorably impacted by approximately $11 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $21 million for the year ended December 31, 2023, a decline of $9 million compared to operating profit of $30 million for the year ended December 31, 2022. Operating profit decreased primarily due to the decline in revenue discussed above.

International

Revenue was $290 million for the year ended December 31, 2023, an increase of $60 million or 26.1% compared to the year ended December 31, 2022. The increase was driven by stronger project activity and increase in international rig count.

Our international revenue was approximately 12% of total revenue in 2023, compared to 11% in 2022. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Our international segment revenue was unfavorably impacted by approximately $2 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $15 million for the year ended December 31, 2023, an improvement of $17 million compared to operating loss of $2 million for the year ended December 31, 2022. For the year ended December 31, 2023, operating profit increased primarily due to the increase in revenue discussed above and as a result of $10 million of impairment and other charges recognized in the second quarter of 2022 that did not repeat.

Cost of products

Cost of products was $1,786 million for the year ended December 31, 2023 compared to $1,630 million for the year ended December 31, 2022, an increase of $156 million. The increase was primarily due to the increase in revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $395 million for the year ended December 31, 2023 compared to $365 million for the year ended December 31, 2022, an increase of $30 million. The increase was primarily driven by an increase in employee-related expenses supporting the revenue growth. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate general selling and administrative expenses.

Impairment and other charges

Impairment and other charges were nil for the year ended December 31, 2023 compared to $10 million for the year ended December 31, 2022. For the year ended December 31, 2022, the Company recognized approximately $10 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Other income (expense)

Other expense was $2 million for the year ended December 31, 2023 compared to other income of $8 million for the year ended December 31, 2022. For the year ended December 31, 2022, other income of approximately $13 million was primarily related to not achieving any earn-out thresholds prior to the expiration of the earn-out period from a 2021 acquisition, partially offset by unfavorable foreign exchange rate impacts.

Provision (benefit) for income taxes

The effective tax rate for the years ended December 31, 2023, and December 31, 2022 was (79.7%) and 7.2%, respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2023, the effective tax rate benefit was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom. For the year ended December 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit.

Consolidated Results

Years Ended December 31, 2022 and December 31, 2021

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 16, 2023.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2023	2022	2021
GAAP net income attributable to DNOW Inc. (1)	$247	$128	$5
Net income attributable to noncontrolling interest	1	1	—
Interest expense (income), net	(4)	(1)	—
Income tax provision (benefit)	(110)	10	7
Depreciation and amortization	26	19	23
Other costs:
Stock-based compensation	15	11	8
Other (2)	9	7	2
EBITDA excluding other costs	$184	$175	$45
EBITDA % excluding other costs (3)	7.9%	8.2%	2.8%
(1)
We believe that net income (loss) attributable to DNOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.
(2)
Other includes certain income and expenses not included in stock-based compensation.

For the year ended December 31, 2023, Other of $9 million included approximately $5 million (included in warehousing, selling and administrative) related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages and approximately $3 million (included in warehousing, selling and administrative) related to separation and transaction-related charges; as well as approximately $1 million (included in other income and expense) related to settlements of the plan assets and benefit obligations of the Company's defined benefit pension plans.

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

At December 31, 2023 and 2022, we had cash and cash equivalents of $299 million and $212 million, respectively. As of December 31, 2023, $81 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. For the year ended December 31, 2023, we repatriated $24 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities offset by any available foreign tax credits may result.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of December 31, 2023, we had no borrowings against our revolving credit facility and had approximately $493 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $327 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2023, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

See Note 13 “Leases” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information on our obligations and timing of expected future lease payments.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$188	$—	$30
Net cash provided by (used in) investing activities	(48)	(87)	(96)
Net cash provided by (used in) financing activities	(55)	(10)	(6)

Fiscal Year 2023 Compared to Fiscal Year 2022

Net cash provided by operating activities was $188 million in 2023 compared to nil in 2022. Cash provided was primarily driven by $248 million of net income, less $51 million of reconciling adjustments, primarily depreciation and amortization, stock-based compensation and deferred income taxes. Operating cash flow activities increased in 2023 primarily driven by approximately $170 million working capital improvement attributable largely to improved receivable collections and lower levels in inventory compared to 2022.

Net cash used in investing activities was $48 million in 2023 compared to $87 million in 2022. Cash used primarily related to business acquisitions of $32 million in 2023 compared to $80 million in 2022. Additionally, the Company used $17 million to purchase property, plant and equipment in 2023 compared to $9 million in 2022.

Net cash used in financing activities was $55 million in 2023 compared to $10 million in 2022. Cash used primarily related to the Company's payment of approximately $50 million for share repurchases compared to $7 million in 2022.

Effect of the Change in Exchange Rates

The effect of the change in exchange rates on cash flows was an increase of $2 million and a decrease of $4 million for the years ended December 31, 2023 and 2022, respectively.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2024 to be approximately $20 million, primarily related to purchases of property, plant and equipment. We will continue to maintain capital discipline and monitor market dynamics, and we may adjust our capital expenditures accordingly.

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the year ended December 31, 2023, we repurchased 4,547,694 shares of our common stock for a total of $50 million. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. As of December 31, 2023, we had approximately $23 million remaining under the program’s authorization.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Doubtful Accounts

Accounts receivable consist of balances due from customers and are reported net of the allowance for credit losses, which represents their estimated net realizable value. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The Company measures the allowance for credit losses on trade receivables based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. The estimated allowance for doubtful accounts ("AFDA") reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. Results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. At December 31, 2023 and 2022, allowance for doubtful accounts totaled $26 million and $25 million, or 6.3% and 5.9% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods and work in process. Work in process primarily consists of inventory and labor related to customer specific engineered equipment. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2023 and 2022, inventory reserves totaled $21 million and $20 million, or 5.4% and 5.0% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company recognizes deferred tax assets to the extent that the Company believes these assets are more-likely-than-not to be realized, recording a valuation allowance against the gross carrying value of the deferred tax assets to reduce the net recorded amount to the expected realizable amount. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal and foreign pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

From December 31, 2015, through the third quarter of 2023, the Company maintained a valuation allowance on the majority of its deferred tax assets, due to substantial negative evidence against the realizability of its deferred tax assets, including remaining in a three-year cumulative loss position throughout those years despite individually profitable years, most recently in 2021 and 2022. As a result of establishing a trend of positive earnings, realization of deferred tax assets, projections of future taxable income in the U.S., Canada, and other foreign jurisdictions, and the absence of objective negative evidence such as a three-year cumulative loss as of December 31,2023, the Company determined it had sufficient positive evidence to release a majority of the valuation allowance which resulted in a non-cash deferred tax benefit of $126 million in the fourth quarter of 2023. The total change in the valuation allowance during the year ended December 31, 2023, was $142 million in the U.S., $3 million in Canada and $3 million in other foreign jurisdictions. The Company continues to recognize a valuation allowance on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of those specific deferred tax assets. In the U.S., a valuation allowance of approximately $17 million was maintained against the deferred tax assets for U.S. federal foreign tax credit carryovers with a limited carryforward period and U.S. federal capital loss carryovers that may only be utilized in the event of future capital gains. In Canada and other foreign jurisdictions, a valuation allowance of approximately $8 million was maintained against deferred tax assets that the Company continues to believe are not more-likely-than-not to be realized. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods. See Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

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

As of December 31, 2023, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), which requires enhanced segment disclosures primarily focusing on significant segment expense disclosures for both interim and annual periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires modified retrospective transition method. The Company will not early adopt, and is currently assessing the impact of ASU 2023-07 in its consolidated financial statements and its disclosures. The Company does not expect the adoption of this standard to have material impact in its consolidated statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires the public companies to expand the income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company will not early adopt, and is currently assessing the impact of ASU 2023-09 in its consolidated financial statements and in its disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 15 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our 2023 net sales were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies, and therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2023, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound and the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. During 2023, we reported a net foreign currency translation gain of $5 million, which was included in other comprehensive income.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the years ended December 31, 2023, 2022 and 2021, we reported a net foreign currency transaction loss of $1 million, loss of $2 million and loss of $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2023 compared to the average for 2022 decreased by approximately 3% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar and Australian dollar decreased in relation to the U.S. dollar by approximately 4% and 4%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2023 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $3 million change in net income for 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2023.

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
•
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 is included in this annual report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2023, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,155,765	$13.36	5,283,301
Equity compensation plans not approved by security holders	—	—	—
Total	3,155,765	$13.36	5,283,301
(1)
Includes 1,025,569 shares of issuable performance -based awards if specific targets are met, and 118,004 shares of RSU which have no exercise price. Therefore these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.
(2)
Includes 5,283,301 shares issuable pursuant to the 2014 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

3.1	DNOW Inc. Amended and Restated Certificate of Incorporation (6)

3.2	DNOW Inc. Amended and Restated Bylaws (8)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1	Form of Employment Agreement for Executive Officers (1)

10.2	NOW Inc. 2014 Incentive Compensation Plan (2)

10.3	Form of Nonqualified Stock Option Agreement (4)

10.4	Form of Restricted Stock Award Agreement (3 year cliff vest) (3)

10.5	Form of Performance Award Agreement (3)

10.6	Form of Amendment to Employment Agreement for Executive Officers (4)

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

10.12	Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DNOW Incentive Based Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(6)
Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2024
(7)
Filed as an Exhibit to our Current Report on Form 8-K filed on June 2, 2020
(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on January 9, 2024
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

DNOW Inc.

Date: February 15, 2024

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

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 15, 2024
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer	February 15, 2024
Mark B. Johnson

/s/ Richard J. Alario	Chairman of the Board	February 15, 2024
Richard J. Alario

/s/ Terry Bonno	Director	February 15, 2024
Terry Bonno

/s/ Galen Cobb	Director	February 15, 2024
Galen Cobb

/s/ Paul Coppinger	Director	February 15, 2024
Paul Coppinger

/s/ Karen David-Green	Director	February 15, 2024
Karen David-Green

/s/ Rodney Eads	Director	February 15, 2024
Rodney Eads

/s/ Sonya Reed	Director	February 15, 2024
Sonya Reed

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DNOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DNOW Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for inventory reserves
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company had inventories of $366 million as of December 31, 2023, net of related inventory reserves of $21 million. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations in order to properly state inventory at the lower of cost or net realizable value.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. The Company's estimated carrying value of inventory depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company's customers, political stability in major oil and gas productions areas, and the potential obsolescence of various inventory items the Company stocks, among other factors. Management utilizes historical inventory movement data and aging analysis to estimate any reserves needed for excess or obsolete inventory. Management performs an analysis of current period movements to ensure previously recorded reserves on items remaining in inventory are not improperly removed, creating a higher level of complexity. Judgment is required in determining whether adjustments are necessary utilizing the aforementioned data while taking into account current industry conditions and lookback analysis for historical trends.

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

February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DNOW Inc.

Opinion on Internal Control Over Financial Reporting

We have audited DNOW Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DNOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 15, 2024

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$299	$212
Receivables, net	384	398
Inventories, net	366	381
Prepaid and other current assets	19	26
Total current assets	1,068	1,017
Property, plant and equipment, net	131	119
Deferred income taxes	118	—
Goodwill	139	116
Intangibles, net	28	25
Other assets	45	43
Total assets	$1,529	$1,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$288	$304
Accrued liabilities	120	126
Other current liabilities	10	9
Total current liabilities	418	439
Long-term operating lease liabilities	30	25
Deferred income taxes	—	1
Other long-term liabilities	18	11
Total liabilities	466	476
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 106,257,565 and 110,369,266 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	2,032	2,066
Accumulated deficit	(828)	(1,075)
Accumulated other comprehensive loss	(145)	(150)
DNOW Inc. stockholders' equity	1,060	842
Noncontrolling interest	3	2
Total stockholders' equity	1,063	844
Total liabilities and stockholders' equity	$1,529	$1,320

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,321	$2,136	$1,632
Operating expenses:
Cost of products	1,786	1,630	1,275
Warehousing, selling and administrative	395	365	341
Impairment and other charges	—	10	7
Operating profit	140	131	9
Other income (expense)	(2)	8	3
Income before income taxes	138	139	12
Income tax provision (benefit)	(110)	10	7
Net income	248	129	5
Net income attributable to noncontrolling interest	1	1	—
Net income attributable to DNOW Inc.	$247	$128	$5
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$2.26	$1.14	$0.05
Diluted	$2.24	$1.13	$0.05
Weighted-average common shares outstanding, basic	107	111	110
Weighted-average common shares outstanding, diluted	108	111	110

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$248	$129	$5
Other comprehensive income:
Foreign currency translation adjustments	5	(3)	(2)
Comprehensive income	253	126	3
Comprehensive income attributable to noncontrolling interest	1	1	—
Comprehensive income attributable to DNOW Inc.	$252	$125	$3

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$248	$129	$5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26	19	23
Provision for inventory	9	6	9
Impairment and other charges	—	10	7
Stock-based compensation	15	11	8
Deferred income taxes	(119)	1	—
Other, net	18	4	11
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	16	(95)	(97)
Inventories	12	(138)	3
Prepaid and other current assets	7	(10)	(3)
Accounts payable, accrued liabilities and other, net	(44)	63	64
Net cash provided by (used in) operating activities	188	—	30
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(32)	(80)	(96)
Purchases of property, plant and equipment	(17)	(9)	(5)
Other, net	1	2	5
Net cash provided by (used in) investing activities	(48)	(87)	(96)
Cash flows from financing activities:
Repurchases of common stock	(50)	(7)	—
Payments relating to finance leases and other, net	(5)	(3)	(6)
Net cash provided by (used in) financing activities	(55)	(10)	(6)
Effect of exchange rates on cash and cash equivalents	2	(4)	(2)
Net change in cash and cash equivalents	87	(101)	(74)
Cash and cash equivalents, beginning of period	212	313	387
Cash and cash equivalents, end of period	$299	$212	$313
Supplemental disclosures of cash flow information:
Income taxes paid, net	$10	$11	$—
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$1	$1	$—

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2020	110	$1	$2,050	$(1,208)	$(145)	$—	$1	$699
Net income	—	—	—	5	—	—	—	5
Stock-based compensation	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	3	—	—	—	—	3
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
December 31, 2021	111	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	—	128	—	—	1	129
Common stock repurchased	—	—	—	—	—	(7)	—	(7)
Common stock retired	(1)	—	(7)	—	—	7	—	—
Stock-based compensation	—	—	11	—	—	—	—	11
Exercise of stock options	—	—	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
December 31, 2022	110	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	—	247	—	—	1	248
Common stock repurchased	—	—	—	—	—	(50)	—	(50)
Common stock retired	(4)	—	(50)	—	—	50	—	—
Stock-based compensation	—	—	15	—	—	—	—	15
Exercise of stock options	—	—	2	—	—	—		2
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	—	5	—	—	5
December 31, 2023	106	$1	$2,032	$(828)	$(145)	$—	$3	$1,063

See notes to consolidated financial statements.

DNOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc. (“DNOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. DNOW is a global distributor of energy products as well as products for industrial applications through its locations in the United States (“U.S.”), Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. Additionally, through the Company’s growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data visualization, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets. The Company’s product and service offering are consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production, midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas, wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end-user clients. DNOW also provides supply chain and materials management solutions to the same markets where the Company sells products. DNOW’s supplier network consists of thousands of vendors in approximately 40 countries.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), which requires enhanced segment disclosures primarily focusing on significant segment expense disclosures for both interim and annual periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires modified retrospective transition method. The Company will not early adopt, and is currently assessing the impact of ASU 2023-07 in its consolidated financial statements and its disclosures. The Company does not expect the adoption of this standard to have material impact in its consolidated statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public companies to expand the income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S., state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company will not early adopt, and is currently assessing the impact of ASU 2023-09 in its consolidated financial statements and in its disclosures.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with maturities of three months or less at the date of purchase.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. See Note 15 “Derivative Financial Instruments” for the fair value of derivative financial instruments.

Inventories

Inventories consist primarily of oilfield and industrial finished goods and work in process. Work in process primarily consists of inventory and labor related to customer specific engineered equipment. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2023 and 2022, the Company reported inventory of $366 million and $381 million, respectively (net of inventory reserves of $21 million and $20 million, respectively).

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

The Company performs goodwill impairment testing annually in the fourth quarter of each fiscal year and more frequently on an interim basis when events or circumstances indicate that an impairment may exist. The company uses either a qualitative assessment or a quantitative assessment. If the qualitative assessment indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Events or circumstances which could indicate a potential impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

The Company evaluates goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below that constitutes a business for which financial information is available and is regularly reviewed by management. The Company currently has four reporting units for this purpose – U.S. Energy Centers, U.S. Process Solutions, Canada and International. The Company tests goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. If the carrying amount exceeds the fair value of a reporting unit, an impairment loss is recognized in an amount equal to that excess, but not to exceed the total amount of goodwill allocated to that reporting unit.

The Company determines the fair value of both goodwill and other long-lived assets primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. When a quantitative test is performed, the Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, the timing of future cash flows, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which are considered level 3 inputs under the fair value hierarchy when a quantitative test is performed.

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

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other income (expense). Net foreign currency transactions were a loss of $1 million, a loss of $2 million and a loss of $1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in other income (expense) in the accompanying consolidated statements of operations.

Revenue Recognition

The Company’s primary source of revenue is the sale of energy products and an extensive selection of products for industrial applications based upon purchase orders or contracts with customers. Substantially all of the Company's revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to proper government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of products.

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

Warehousing, Selling and Administrative Expenses

Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate general selling and administrative expenses.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Allowances for doubtful accounts ("AFDA") are established based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. The estimated AFDA reflects the Company’s immediate recognition of current expected credit losses by incorporating the historical loss experience, as well as current and future market conditions that are reasonably available. Judgments in the estimate of AFDA include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. Balances that remain outstanding after the Company has used reasonable collection efforts are written off. As of December 31, 2023, the Company had one customer in the U.S. segment that represented approximately 10% of total revenues.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for doubtful accounts, inventory reserves, impairment of goodwill and other long-lived assets, purchase price allocation of acquisitions, stock-based compensation and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2023 and 2022, contracts assets were less than $1 million in both periods, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of December 31, 2023 and 2022, contract liabilities were $28 million and $33 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. The decrease in contract liabilities for the year ended December 31, 2023, was primarily related to net current year customer deposits of approximately $19 million, partially offset by recognizing revenue of approximately $24 million, that was deferred as of December 31, 2022.

See Note 17 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2023	2022	2021
Allowance for doubtful accounts
Beginning balance	$25	$25	$28
Additions (deductions) charged to expenses	2	2	(2)
Charge-offs and other	(1)	(2)	(1)
Ending balance	$26	$25	$25

5. Inventory

Inventories consist primarily of (in millions):

	December 31,
	2023	2022
Work in process	$33	$29
Finished goods and other	354	372
Total inventory	387	401
Less: Inventory reserves	(21)	(20)
Inventories, net	$366	$381

6. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2023	2022
Information technology assets	1-7 Years	$46	$47
Operating equipment (1)	2-15 Years	164	141
Buildings and land (2)	5-35 Years	97	94
Construction in progress		2	4
Total property, plant and equipment		309	286
Less: accumulated depreciation		(178)	(167)
Property, plant and equipment, net		$131	$119
(1)
Includes finance ROU assets.
(2)
Land has an indefinite life

Depreciation expense was $21 million, $17 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2023	2022
Compensation and other related expenses	$38	$36
Contract liabilities	28	33
Taxes (non-income)	15	13
Current portion of operating lease liabilities	11	13
Other	28	31
Total	$120	$126

8. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2021 (1)	$67	$—	$—	$67
Additions	49	—	—	49
Balance at December 31, 2022	$116	$—	$—	$116
Additions	23	—	—	23
Balance at December 31, 2023	$139	$—	$—	$139
(1)
Net of prior years accumulated impairment of $518 million, $87 million and $99 million in the U.S., Canada and International segments, respectively.

During the fourth quarter of 2023 and 2022, the Company performed its annual goodwill impairment assessment using a qualitative assessment that did not indicate a more detailed quantitative analysis was necessary. Therefore, no goodwill impairment was recognized. This assessment evaluated changes in macroeconomic conditions, overall industry and market considerations and company-specific business metrics, performance and events. See Note 21 “Transactions” for additional information.

During the fourth quarter of 2021, the Company performed its annual goodwill impairment test using a quantitative assessment resulting in no impairment. The calculated fair value of the U.S. Process Solutions reporting unit significantly exceeded its carrying value, using the discount rates of 13.0%.

9. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names and patents acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives. Intangible assets that are fully amortized are removed from the disclosures. See Note 21 “Transactions” for additional information.

No impairment for intangible assets was recognized for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, the Company recognized $2 million of impairment in the U.S. reporting segment for certain customer relationship intangible assets due to a decline in customer activities.

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2023:
Trade names and patents	$2	$(1)	$1
Customer relationships	29	(4)	25
Other	4	(2)	2
Total identified intangibles	$35	$(7)	$28

December 31, 2022:
Trade names and patents	$4	$—	$4
Customer relationships	19	(2)	17
Other	4	—	4
Total identified intangibles	$27	$(2)	$25

Amortization expense was $5 million, $2 million and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31,	Estimated Amortization Expense
2024	$5
2025	4
2026	3
2027	3
2028	3

10. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$106	$108	$(9)
Foreign	32	31	21
Income (loss) before income taxes	$138	$139	$12

The provision (benefit) for income taxes for 2023, 2022 and 2021 consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S. Federal:
Current	$—	$—	$—
Deferred	(99)	—	(1)
	(99)	—	(1)
U.S. State:
Current	1	—	—
Deferred	(15)	—	—
	(14)	—	—
Foreign:
Current	8	9	7
Deferred	(5)	1	1
	3	10	8
Income tax provision (benefit)	$(110)	$10	$7

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Income tax provision at federal statutory rate	$29	$29	$3
Foreign tax rate differential	1	1	2
State income tax provision (benefit), net of federal benefit	4	4	(1)
Nondeductible expenses	2	2	—
Currency translation losses	—	2	—
Capital loss carryforward	—	(2)	—
Change in valuation allowance	(148)	(28)	2
Other	2	2	1
Income tax provision (benefit)	$(110)	$10	$7
Effective tax rate	(79.7%)	7.2%	54.8%

In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2023, the effective tax rate was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and

non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom. For the year ended December 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. For the year ended December 31, 2021, the effective tax rate was primarily driven by the low level of consolidated pre-tax income and the recognition of tax expense from earnings in Canada, which was not able to be offset by benefits recognized on losses in other jurisdictions.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2022	2021
Deferred tax assets:
Allowances and operating liabilities	$6	$6	$6
Net operating loss carryforwards	58	76	92
Foreign tax credit carryforwards	7	7	7
Allowance for doubtful accounts	5	5	4
Inventory reserve	8	9	10
Stock-based compensation	4	5	5
Intangible assets	36	45	57
Capital loss carryforward	12	12	10
Tax over book basis in depreciable assets	4	4	5
Lease liabilities	15	11	9
Other	2	3	3
Total deferred tax assets	$157	$183	$208
Deferred tax liabilities:
ROU assets	(14)	(10)	(7)
Other	—	(1)	—
Total deferred tax liabilities	$(14)	$(11)	$(7)
Net deferred tax assets before valuation allowance	143	172	201
Valuation allowance	(25)	(173)	(201)
Net deferred tax assets (liabilities)	$118	$(1)	$—

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

The Company performs a detailed analysis of all available evidence, both positive and negative, for each quarterly financial reporting period to assess the realizability of its deferred tax assets. The Company considers its recent pre-tax earnings, realization of deferred tax assets, sources and character of future taxable income, scheduled reversals of deferred tax liabilities, and tax planning strategies, if available, in assessing the need for a valuation allowance. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal and foreign pre-tax operating income adjusted for items that do not have tax consequences.

For the years ending December 31, 2015, through December 31, 2022, the Company recorded a valuation allowance against the majority of its deferred tax assets, due to substantial negative evidence against the realizability of its deferred tax assets, including remaining in a three-year cumulative loss position throughout those years despite individually profitable years, most recently in 2021 and 2022. For the years ended December 31, 2022 and 2021, the Company recorded pre-tax income of $139 million and $12 million, respectively, but remained in a three-year cumulative loss position of $279 million and $511 million, respectively.

As of December 31, 2023, the Company was in a three-year positive cumulative pre-tax earnings position on a consolidated basis and within the U.S. and most foreign jurisdictions, recognizing $289 million of pre-tax earnings globally over the past three years. Since December 31, 2020, the Company has realized over $57 million in deferred tax assets which were previously subject to a valuation allowance. Positive macroeconomic factors, rising demand for energy related products, diligent cost management, and the accretive benefits resulting from recent acquisitions have bolstered the Company’s outlook and expectations for future taxable income. During the fourth quarter of 2023, the Company evaluated all positive and negative evidence in line with the assumptions and judgments described above, noting that the Company has demonstrated indicators of realizability including a sustained recent earnings history, recent realization of deferred tax assets, and expectations of future taxable income (exclusive of reversing temporary differences). The

Company believes that sufficient positive evidence exists as of December 31, 2023, to conclude that it is more-likely-than-not that the Company will realize substantially all of the Company’s deferred tax assets. As such, the Company released the majority of its valuation allowance, recognizing a non-cash deferred tax benefit in the fourth quarter of 2023 of $126 million. The total change during the year in the valuation allowance was $142 million in the U.S., $3 million in Canada and $3 million in other foreign jurisdictions.

The Company continues to recognize a valuation allowance on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company will be able to realize the benefits of those specific deferred tax assets. In the U.S., a valuation allowance of approximately $17 million was maintained against deferred tax assets related to foreign tax credit carryovers and capital loss carryovers that have a limited carryforward period and require income of a certain character in order to be realized. In Canada and other foreign jurisdictions, a valuation allowance of approximately $8 million was maintained against deferred tax assets primarily related to capital loss carryovers in multiple jurisdictions that may only be utilized in the event of future capital gains and operating loss carryovers in jurisdictions in which the Company does not anticipate future taxable income. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods.

There are no uncertain tax positions as of any of the periods presented. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2023, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

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

In the U.S., the Company has $227 million of federal net operating loss carryforwards as of December 31, 2023, of which $80 million will expire between 2036 through 2037 and $147 million have no expiration. The Company recorded a deferred tax asset of $48 million for the U.S. federal net operating loss carryforwards. The Company has $138 million of state net operating loss carryforwards as of December 31, 2023, with the majority expiring after 2034. The Company recorded a deferred tax asset of $7 million for the U.S. state net operating loss carryforwards. Outside the U.S., the Company has $17 million of net operating loss carryforwards as of December 31, 2023, of which $11 million have no expiration and $6 million will expire between 2024 and 2032. The potential tax benefit of $3 million for non-U.S. net operating loss carryforwards has been reduced by a $3 million valuation allowance. As of December 31, 2023, the Company has $7 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2024 and 2027. The potential tax benefit of $7 million for foreign tax credits has been reduced by a $7 million valuation allowance. In the event the Company ultimately realizes the benefit of these net operating loss carryforwards and foreign tax credits, future income tax payments will also be reduced.

As of December 31, 2023, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits. The Company has not recorded deferred income taxes on other outside basis differences inherent in the Company’s foreign subsidiaries that it considers to be indefinitely reinvested, as such determination is not practicable.

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

11. Debt

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of December 31, 2023, the Company had no borrowings against the Credit Facility and approximately $493 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99% subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2024.

12. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount of timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. Share repurchases made after December 31, 2022, are subject to a 1% excise tax, as enacted under the Inflation Reduction Act of 2022. The impact of this 1% excise tax was less than $1 million for the year ended December 31, 2023.

Information regarding the shares repurchased was as follows:

	Year Ended December 31,
	2023	2022
Total cost of shares repurchased (in millions)	$50	$7
Average price per share (1)	$10.77	$10.82
Number of shares repurchased	4,547,694	653,819
(1)
Excludes 1% excise tax on share repurchases.

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the years ended December 31, 2023 and 2022, net income attributable to noncontrolling interest was $1 million and $1 million, respectively.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of December 31, 2023 and December 31, 2022, the VIE’s assets were primarily current assets of $19 million and $11 million, respectively, and the liabilities were primarily current liabilities of $8 million and $3 million, respectively.

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

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2023, the weighted-average remaining lease terms were approximately 5 years for operating leases and 4 years for finance leases, and the weighted-average discount rates were 6.6% for operating leases and 6.3% for finance leases.

For the year ended December 31, 2021, the Company recognized approximately $6 million of impairment for ROU assets in the U.S. and Canada reporting segments primarily relating to exits of certain leased facilities.

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2023	2022
Assets
Operating	Other assets	$40	$36
Finance	Property, plant and equipment, net	21	10
Total ROU assets		$61	$46

Liabilities
Current
Operating	Accrued liabilities	$11	$13
Finance	Other current liabilities	7	4
Long-term
Operating	Long-term operating lease liabilities	30	25
Finance	Other long-term liabilities	15	7
Total lease liabilities		$63	$49

Components of lease expense is as follows (in millions):

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost (1)	Warehousing, selling and administrative	$18	$16	$22
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	6	4	5
Short-term lease cost	Warehousing, selling and administrative	6	5	5
Variable lease cost	Warehousing, selling and administrative	3	3	2
Sublease income	Warehousing, selling and administrative	(3)	(2)	(2)
(1)
Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.
(2)
Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is $1 million.

Supplemental disclosure of cash flow information is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18	$21	$23
Financing cash flows from finance leases (1)	7	5	6
ROU assets obtained in exchange for new lease liabilities
Operating	$18	$25	$12
Finance	17	9	—
(1)
Interest payments from finance lease liabilities is $1 million.

Maturity of lease liabilities as of December 31, 2023 were as follows (in millions):

	Operating Lease	Finance Lease
2024	$14	$8
2025	10	8
2026	8	6
2027	6	2
2028	3	—
Thereafter	7	1
Total future lease payments	48	25
Less: interest	(7)	(3)
Present value of lease liabilities	$41	$22

14. Commitments and Contingencies

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2023, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

15. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company has entered into certain financial derivative instruments to economically hedge the Company's risk from changes in the fair value of non functional currency denominated monetary accounts. The Company's foreign currency forward contracts have terms of less than one year.

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instruments is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2023 and 2022, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million. The Company’s foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded a loss of $1 million each year respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $15 million, $7 million and $9 million as of December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

16. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation Adjustments
	Year Ended December 31,
	2023	2022
Beginning balance	$(150)	$(147)
Other comprehensive income (loss) before reclassifications	5	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10
Net current-period other comprehensive income (loss)	5	(3)
Ending balance	$(145)	$(150)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters”.

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

17. Business Segments

The Company has four operating segments – U.S. Energy Centers, U.S. Process Solutions, Canada and International. These operating segments were determined based primarily on the geographical markets and secondarily on the distribution channel of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on various metrics of each respective operating segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segment’s historical or future expected operating margins; the operating segment’s historical or future expected return on capital; outlook within a specific market; opportunities to grow profitability; new products or new customer accounts; confidence in management; and competitive landscape and intensity.

The Company has determined that there are three reportable segments: (1) United States, (2) Canada and (3) International. The U.S. Energy Centers and U.S. Process Solutions operating segments were not separately reported as they exhibit similar long term economic characteristics, the nature of the products offered are similar, purchase many identical products from outside vendors, have similar customers, sell products directly to end-users and operate in similar regulatory environments. They have been aggregated into the United States reportable segment.

United States

The Company has approximately 105 locations in the U.S., which are geographically positioned to serve the upstream, midstream, downstream and renewable energy and industrial markets.

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

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2023
Revenue	$1,749	$282	$290	$2,321
Operating profit	104	21	15	140
Depreciation and amortization	23	2	1	26
Property, plant and equipment, net	106	12	13	131
Total assets	1,192	177	160	1,529
2022
Revenue	$1,591	$315	$230	$2,136
Operating profit (loss)	103	30	(2)	131
Impairment and other charges	—	—	10	10
Depreciation and amortization	16	2	1	19
Property, plant and equipment, net	95	11	13	119
Total assets	991	179	150	1,320
2021
Revenue	$1,163	$249	$220	$1,632
Operating profit (loss)	(8)	17	—	9
Impairment and other charges	6	1	—	7
Depreciation and amortization	20	2	1	23
Property, plant and equipment, net	86	11	14	111
Total assets	787	168	149	1,104

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2023	2022	2021
Product Category
Pumps, production and drilling	$639	$531	$423
Pipe	422	432	277
Valves	437	409	317
Fittings and flanges	433	389	285
Mill tool, MRO, safety and other	390	375	330
Total	$2,321	$2,136	$1,632

18. Earnings Per Share (“EPS”)

Basic EPS is based on net income attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted and vested unexercised stock options, but only to the extent these instruments dilute earnings per share.

For the years ended December 31, 2023, 2022 and 2021, a total of approximately 1 million, 2 million and 4 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to DNOW Inc.	$247	$128	$5
Less: net income attributable to participating securities	(4)	(2)	—
Net income attributable to DNOW Inc. stockholders	$243	$126	$5
Denominator:
Weighted average basic common shares outstanding	107,395,890	110,676,078	110,403,853
Effect of dilutive securities	1,026,865	548,311	91,088
Weighted average diluted common shares outstanding	108,422,755	111,224,389	110,494,941
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$2.26	$1.14	$0.05
Diluted	$2.24	$1.13	$0.05

Under ASC Topic 260, “Earnings Per Share,” the two-class method requires a portion of net income attributable to DNOW Inc. to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to these participating securities was excluded from net income attributable to DNOW Inc. stockholders in the numerator of the earnings per share computation.

19. Stock-based Compensation and Outstanding Awards

Under the terms of the DNOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provides for the grant of stock options, restricted stock awards, restricted stock units, phantom shares and performance stock awards.

Stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 totaled $15 million, $11 million and $8 million, respectively. The tax effected benefit for share-based compensation arrangements was $2 million, $2 million, and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Each of the stock-based compensation arrangements are discussed below.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have either a 7-year or a 10-year contractual term and vest over a 3-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company. The Company did not grant stock option awards in 2023 and 2022.

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

December 31,
2021
Valuation Assumptions:
Expected volatility	61.3%
Risk-free interest rate	0.5%
Expected dividends (per share)	$—
Expected term (in years)	4.5

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	2,562	$14.17
Forfeited and expired	(408)	19.31
Exercised	(142)	10.98
Outstanding as of December 31, 2023	2,012	$13.36	2.3	$2
Exercisable at December 31, 2023	1,802	$13.72	2.0	$2

The weighted average grant-date fair value of options granted for the year ended December 31, 2021 was $5.03. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was less than $1 million, $1 million and less than $1 million, respectively. As of December 31, 2023, unrecognized compensation cost related to stock option awards was less than $1 million, which is expected to be recognized over a weighted average period in less than a year. Cash received from exercises of stock options was $1 million for the year ended December 31, 2023.

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

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	1,514	$9.91
Granted	740	12.56
Vested (1)	(273)	9.87
Forfeited	(28)	10.69
Nonvested as of December 31, 2023	1,953	$10.91
(1)
58 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $12.56, $9.89 and $10.31 for RSAs and RSUs granted for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized compensation cost related to RSAs and RSUs was $10 million, which is expected to be recognized over a weighted average period of 1.3 years. The total vest-date fair value of shares vested for the years ended December 31, 2023, 2022 and 2021 was $3 million, $2 million, and $3 million, respectively.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	888	$12.09
Granted	283	15.52
Vested (1)	(113)	11.18
Forfeited	(32)	9.53
Nonvested as of December 31, 2023	1,026	$13.22
(1)
34 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2023, 2022 and 2021 was $15.52, $11.08 and $13.08, respectively. As of December 31, 2023, unrecognized compensation cost related to PSAs was $6 million, which is expected to be recognized over a weighted average period of 1 year. The total vest-date fair value of PSAs vested for the year ended December 31, 2023, 2022 and 2021 was $1 million, less than $1 million and $1 million, respectively.

20. Employee Benefit Plans

At December 31, 2023, the Company had approximately 2,475 employees, of which approximately 100 were temporary employees.

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2023, 2022 and 2021, employer contributions for defined contribution plans were $6 million, $5 million and $1 million, respectively, and all funding is current.

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

Defined Benefit Pension Plans

Historically, the Company sponsored two defined benefit plans in the United Kingdom under which accrual of pension benefits have ceased as of December 31, 2023.

The Company made lump-sum payments and entered into a buy-in annuity contract in connection with the de-risking both of its defined benefit plans. During 2023, transfers were made to complete the buy-out of the remaining liability of the annuity contract. As a result of the 2023 transfers, the buy-in policies were converted into buy-out policies, and the plans were effectively settled. Plans that were previously accrued were indexed in line with inflation during the period up to retirement in order to protect their purchasing power.

Net periodic benefit cost (income) for the Company’s defined benefit plans was cost of $1 million, income of less than $1 million and cost of less than $1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in other income (expense) in the consolidated statement of operations. The Company immediately recognizes actuarial gains and losses in other income (expense), which are generally measured annually and recorded in the fourth quarter, unless an earlier remeasurement is required.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2023 and 2022, are as follows (in millions):

	Pension Benefits
At year end	2023	2022
Benefit obligation at beginning of year	$4	$8
Actuarial loss (gain)	—	(3)
Plan settlements	(4)	—
Foreign currency exchange rate changes	—	(1)
Benefit obligation at end of year	$—	$4

Fair value of plan assets at beginning of year	$6	$9
Actual return	—	(2)
Plan settlements	(5)	—
Foreign currency exchange rate changes and other	(1)	(1)
Fair value of plan assets at end of year	$—	$6

Funded status	—	2
Accumulated benefit obligation at end of year	$—	$4

The net asset were presented within other assets in the consolidated balance sheets.

The Company estimated income or expense related to its pension and postretirement plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets, adjusted for current period actuarial gains and losses. Assumed long-term rates of return on plan assets and discount rates varied according to the local economic conditions.

The assumption rates used for benefit obligations are as follows:

	December 31,
	2023	2022
Discount rate:	N/A	4.1% - 5.10%

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2023	2022	2021
Discount rate:	4.10% - 5.10%	1.20% - 1.80%	0.70% - 1.20%
Expected return on assets:	4.00% - 5.12%	1.10% - 2.22%	0.70% - 1.78%

Both plans had plan assets in excess of projected benefit obligations. As the plans were settled in 2023, the Company will not pay future benefit amounts, and does not expect to contribute to its defined benefit pension plans in the future.

The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk were well-defined and monitored.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2023:
Annuity contract	$—	$—	$—	$—
Other	—	—	—	—
Total fair value measurements	$—	$—	$—	$—

December 31, 2022:
Annuity contract	$3	$—	$—	$3
Other	3	—	3	—
Total fair value measurements	$6	$—	$3	$3

21. Transactions

Acquisitions

For the year ended December 31, 2023, the Company completed two acquisitions for a net purchase price consideration of approximately $33 million cash. These acquisitions expand product line offerings and services to the Company's U.S. Process Solutions business. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $22 million and intangible assets of $9 million in the United States segment. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. The full amount of goodwill recognized is expected to be deductible for income tax purposes.

For the year ended December 31, 2022, the Company completed three acquisitions for an aggregate purchase price consideration of approximately $80 million cash. The acquisitions further expand and fortify the Company's solutions offerings in new and existing end markets in the U.S. Process Solutions reporting unit. The Company completed its valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $49 million and intangible assets of $15 million in the U.S. segment.

For the year ended December 31, 2021, the Company completed two acquisitions for an aggregate purchase price consideration of approximately $119 million. The aggregate purchase price was comprised of $96 million of cash, and an estimated $23 million of contingent consideration if certain financial and profitability thresholds were achieved following the closing of the transactions. These acquisitions primarily expanded the Company’s offering in the U.S. to provide the rental, sale and service of surface-mounted horizontal pumping systems and horizontal jet pumping systems, as well as, to provide engineering and construction services. The Company completed its valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $67 million and intangible assets of $11 million in the U.S. segment. For the year ended December 31, 2022, the change in the fair value of contingent consideration liabilities of $13 million was primarily related to not achieving any earn-out thresholds prior to the expiration of the earn-out period from a 2021 acquisition.

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

22. Subsequent Event

Subsequent to December 31, 2023, the Company entered into a purchase agreement to purchase the business of Whitco Supply, LLC. The completion of this acquisition is subject to regulatory approvals and other customary closing conditions. Whitco Supply, LLC provides energy products and solutions to the midstream market, as well as the broader energy sectors.