Form 10-Q
period 2024-03-31
DNOW Inc.
filed 2024-05-10
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 3, 2024, the registrant had 106,802,549 shares of common stock (excluding 2,124,030 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188	$299
Receivables, net	410	384
Inventories, net	428	366
Prepaid and other current assets	19	19
Total current assets	1,045	1,068
Property, plant and equipment, net	137	131
Deferred income taxes	112	118
Goodwill	192	139
Intangibles, net	59	28
Other assets	49	45
Total assets	$1,594	$1,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339	$288
Accrued liabilities	112	120
Other current liabilities	11	10
Total current liabilities	462	418
Long-term operating lease liabilities	33	30
Other long-term liabilities	20	18
Total liabilities	515	466
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 106,783,725 and 106,257,565 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,031	2,032
Accumulated deficit	(807)	(828)
Accumulated other comprehensive loss	(149)	(145)
DNOW Inc. stockholders' equity	1,076	1,060
Noncontrolling interest	3	3
Total stockholders' equity	1,079	1,063
Total liabilities and stockholders' equity	$1,594	$1,529

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$563	$584
Operating expenses:
Cost of products	434	447
Warehousing, selling and administrative	101	102
Operating profit	28	35
Other income (expense)	1	—
Income before income taxes	29	35
Income tax provision	8	3
Net income	21	32
Net income attributable to noncontrolling interest	—	1
Net income attributable to DNOW Inc.	$21	$31
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.20	$0.28
Diluted	$0.19	$0.28
Weighted-average common shares outstanding, basic	106	110
Weighted-average common shares outstanding, diluted	107	111

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$21	$32
Other comprehensive income:
Foreign currency translation adjustments	(4)	1
Comprehensive income	17	33
Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to DNOW Inc.	$17	$32

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$21	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7	6
Provision for inventory	3	1
Stock-based compensation	2	3
Deferred income taxes	6	—
Other, net	3	6
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	23	(25)
Inventories	3	(26)
Prepaid and other current assets	2	(3)
Accounts payable, accrued liabilities and other, net	11	—
Net cash provided by (used in) operating activities	81	(6)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(185)	—
Purchases of property, plant and equipment	(1)	(5)
Other, net	(2)	—
Net cash provided by (used in) investing activities	(188)	(5)
Cash flows from financing activities:
Repurchases of common stock	(1)	(33)
Other, net	(3)	(1)
Net cash provided by (used in) financing activities	(4)	(34)
Effect of exchange rates on cash and cash equivalents	—	1
Net change in cash and cash equivalents	(111)	(44)
Cash and cash equivalents, beginning of period	299	212
Cash and cash equivalents, end of period	$188	$168

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to DNOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2022	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	31	—	—	1	32
Common stock repurchased	—	—	—	—	(36)	—	(36)
Common stock retired	—	(33)	—	—	33	—	—
Stock-based compensation	—	3	—	—	—	—	3
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	1	—	—	1
March 31, 2023	$1	$2,036	$(1,044)	$(149)	$(3)	$3	$844

December 31, 2023	$1	$2,032	$(828)	$(145)	$—	$3	$1,063
Net income	—	—	21	—	—	—	21
Common stock repurchased	—	—	—	—	(1)	—	(1)
Common stock retired	—	(1)	—	—	1	—	—
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Shares withheld for taxes	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	(4)	—	—	(4)
March 31, 2024	$1	$2,031	$(807)	$(149)	$—	$3	$1,079

See notes to unaudited consolidated financial statements.

DNOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc. (“DNOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. DNOW is a global distributor of energy products as well as products for industrial applications through its locations in the United States (“U.S.”), Canada and internationally which are geographically positioned to serve the energy and industrial markets in approximately 80 countries. Additionally, through the Company’s growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data visualization, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets. The Company’s product and service offerings are consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production, midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas, wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end-user clients. DNOW also provides supply chain and materials management solutions to the same markets where the Company sells products. DNOW’s supplier network consists of thousands of vendors in approximately 40 countries.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party valuation advisors to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations. See Note 15 “Acquisitions” for additional information.

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

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of March 31, 2024 and December 31, 2023, the allowance for credit losses totaled $24 million and $26 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2024 and December 31, 2023, contract assets were less than $1 million for both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of March 31, 2024 and December 31, 2023, contract liabilities were $30 million and $28 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2024, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $13 million, partially offset by recognizing revenue of approximately $11 million that was deferred as of December 31, 2023.

3. Inventories, net

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

Inventories consist primarily of (in millions):

	March 31, 2024	December 31, 2023
Work in process	$28	$33
Finished goods and other	422	354
Total inventory	450	387
Less: Inventory reserves	(22)	(21)
Inventories, net	$428	$366

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2024	December 31, 2023
Information technology assets	1-7 Years	$46	$46
Operating equipment (1)	2-15 Years	171	164
Buildings and land (2)	5-35 Years	101	97
Construction in progress		1	2
Total property, plant and equipment		319	309
Less: accumulated depreciation		(182)	(178)
Property, plant and equipment, net		$137	$131

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2024	December 31, 2023
Compensation and other related expenses	$24	$38
Contract liabilities	30	28
Taxes (non-income)	14	15
Current portion of operating lease liabilities	12	11
Other	32	28
Total	$112	$120

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of March 31, 2024, the Company had no borrowings against the Credit Facility and approximately $465 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2024.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. Share repurchases made after December 31, 2022, are subject to a 1% excise tax, as enacted under the Inflation Reduction Act of 2022. The impact of this 1% excise tax was less than $1 million during the three months ended March 31, 2024.

Information regarding the shares repurchased was as follows:

	Three Months Ended March 31,
	2024	2023
Total cost of shares repurchased (in millions)	$1	$36
Average price per share (1)	$9.95	$10.91
Number of shares repurchased	168,055	3,261,691
(1)
Excludes 1% excise tax on share repurchases

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three months ended March 31, 2024, net income attributable to noncontrolling interest was less than $1 million compared to approximately $1 million for the corresponding period of 2023.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of March 31, 2024 and December 31, 2023, the VIE’s assets were primarily current assets of $14 million and $19 million, respectively, and the liabilities were primarily current liabilities of $5 million and $8 million, respectively.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Three Months Ended March 31,
	2024	2023
Beginning balance	$(145)	$(150)
Net current-period other comprehensive income (loss)	(4)	1
Ending balance	$(149)	$(149)

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

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$435	$427
Canada	66	83
International	62	74
Total revenue	$563	$584
Operating profit:
United States	$23	$23
Canada	3	8
International	2	4
Total operating profit	$28	$35

10. Income Taxes

The effective tax rate for the three months ended March 31, 2024, was 27.6% compared to 8.6% for the corresponding period of 2023. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rate for the three months ended March 31, 2024, was higher than the effective tax rate for the three months ended March 31, 2023, due to realization of deferred tax assets that had a corresponding release of valuation allowance in the three months ended March 31, 2023, that did not recur in the corresponding period in 2024. For the three months ended March 31, 2024, the Company has returned to recording income tax expense for interim periods based on the estimated annual effective tax rate method.

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

11. Earnings Per Share

For the three months ended March 31, 2024 and 2023, approximately 1 million in both periods of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share are as follows (in millions, except share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to DNOW Inc.	$21	$31
Less: net income attributable to participating securities	—	—
Net income attributable to DNOW Inc. stockholders	$21	$31
Denominator:
Weighted average basic common shares outstanding	106,445,323	110,006,858
Effect of dilutive securities	902,398	1,209,998
Weighted average diluted common shares outstanding	107,347,721	111,216,856
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.20	$0.28
Diluted	$0.19	$0.28

Under ASC Topic 260, “Earnings Per Share”, the two-class method requires a portion of net income attributable to DNOW Inc. to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to these participating securities was excluded from net income attributable to DNOW Inc. stockholders in the numerator of the earnings per share computation.

12. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the DNOW Inc. Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company’s employees are eligible to be granted stock options, restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), and performance stock awards (“PSAs”).

For the three months ended March 31, 2024, the Company granted 712,475 shares of RSAs and RSUs with a weighted average fair value of $13.01 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 553,424 shares. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period set by the Company’s Compensation Committee of the Board of Directors. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric, and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

Stock-based compensation expense for the three months ended March 31, 2024, totaled $2 million compared to $3 million for the corresponding period of 2023.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2024, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instruments is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2024 and 2023, the Company recorded a loss of less than $1 million in both periods related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the notional principal associated with those contracts was $15 million in both periods.

As of March 31, 2024, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Acquisitions

During the three months ended March 31, 2024, the Company acquired Whitco Supply, LLC for a purchase price consideration of $185 million, net of cash acquired. Whitco Supply, LLC is known as a provider of energy products and solutions in the U.S. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $53 million and intangible assets of $30 million in the U.S. segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately. Acquisition-related costs were $3 million for the three months ended March 31, 2024. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

Following is the purchase price allocation detail (in millions):

As of March 31, 2024
Net purchase price, net of cash acquired	$185

Fair value of net assets acquired:
Current assets other than cash	$120
Property, plant and equipment	9
Trade names (estimate useful lives of 10 years)	16
Customer relationships (estimate useful lives of 15 years)	14
Current liabilities	(27)
Total fair value of net assets acquired	$132
Goodwill (1)	$53
(1)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The amount of goodwill expected to be deductible for income tax purposes is approximately $53 million.

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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. Through a network of approximately 170 locations and approximately 2,675 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

Additionally, through our growing DigitalNOW® platform, customers can leverage world-class technology across ecommerce, data visualization, data management and supply chain optimization applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our product and service offerings are consumed throughout all sectors of the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas (“RNG”), wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The industrial distribution end markets include engineering and construction firms that perform capital and maintenance projects for their end-user clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

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

Our supplier network consists of thousands of vendors in approximately 40 countries. From our operations in 17 countries, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our branches are customized to meet varied and changing local customer demands. The breadth and scale of our offering enhances our value proposition to our customers, suppliers and shareholders.

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

We have expanded globally, through acquisitions and organic investments, in Australia, Brazil, Canada, Colombia, Egypt, England, India, Indonesia, Kazakhstan, Kuwait, Netherlands, Norway, Oman, Scotland, Singapore, the United Arab Emirates (“UAE”) and the United States (“U.S.”).

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

International

We operate in 15 countries and serve the needs of our international customers from approximately 20 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets is similar to our approach in North America, as our customers turn to us to provide products and supply chain solutions support closer to their drilling and exploration activities. Our long legacy of operating in many international regions, combined with expansion into several key markets, provides a competitive advantage as few of our competitors have a presence in most of the global energy producing regions.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2024 and 2023 and the fourth quarter of 2023 include the following:

			%		%
			1Q24 v		1Q24 v
	1Q24*	1Q23*	1Q23	4Q23*	4Q23
Active Drilling Rigs:
U.S.	623	761	(18.1%)	622	0.2%
Canada	209	223	(6.3%)	183	14.2%
International	965	915	5.5%	965	0.0%
Worldwide	1,797	1,899	(5.4%)	1,770	1.5%

West Texas Intermediate Crude Prices (per barrel)	$77.56	$76.08	1.9%	$78.41	(1.1%)
Natural Gas Prices ($/MMBtu)	$2.13	$2.65	(19.6%)	$2.74	(22.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$961.95	$828.17	16.2%	$825.45	16.5%
U.S. Wells Completed	2,597	3,053	(14.9%)	2,903	(10.5%)

* Averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2024:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$120
$100
$80
$60
$40
$20
$-
West Texas Intermediate Price per Barrel

	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24
U.S.	633	716	761	775	761	722	651	622	623
Canada	198	114	199	190	223	115	188	183	209
International	823	816	857	907	915	960	951	965	965
Worldwide	1,654	1,646	1,817	1,872	1,899	1,797	1,790	1,770	1,797
WTI	$94.45	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count increased 1.5% (from 1,770 rigs to 1,797 rigs) and the U.S. increased 0.2% (from 622 rigs to 623 rigs) in the first quarter of 2024 compared to the fourth quarter of 2023. The average price per barrel of West Texas Intermediate Crude declined 1.1% (from $78.41 per barrel to $77.56 per barrel), and average natural gas prices declined 22.3% (from $2.74 per MMBtu to $2.13 per MMBtu) in the first quarter of 2024 compared to the fourth quarter of 2023. The average price per short ton of Hot-Rolled Coil increased 16.5% (from $825.45 per short ton to $961.95 per short ton) in the first quarter of 2024 compared to the fourth quarter of 2023. U.S. Wells Completed declined 10.5% (from 2,903 completion count to 2,597 completion count) in the first quarter of 2024 compared to the fourth quarter of 2023.

U.S. rig count at April 26, 2024 was 613 rigs, down 10 rigs from the first quarter 2024 average. The price for West Texas Intermediate Crude was $85.38 per barrel at April 26, 2024, up 10.1% from the first quarter 2024 average. The price for natural gas was $1.40 per MMBtu at April 26, 2024, down 34.3% from the first quarter 2024 average. The price for Hot-Rolled Coil was $842.00 per short ton at April 22, 2024, down 12.5% from the first quarter 2024 average.

Executive Summary

For the three months ended March 31, 2024, the Company generated net income attributable to DNOW Inc. of $21 million on $563 million in revenue. For the three months ended March 31, 2024, revenue decreased $21 million or 3.6% and net income attributable to DNOW Inc. decreased $10 million, when compared to the corresponding period of 2023.

For the three months ended March 31, 2024, the Company generated an operating profit of $28 million compared to an operating profit of $35 million for the corresponding period of 2023.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect global oil and gas demand to grow over the next several years. In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, and concerns of a global recession. Economic uncertainty continues to drive commodity price volatility globally. Despite lower North American rig count resulting from enhancements in technology leading to increased rig efficiencies, we maintain a constructive outlook for our market. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$435	$427
Canada	66	83
International	62	74
Total revenue	$563	$584
Operating profit:
United States	$23	$23
Canada	3	8
International	2	4
Total operating profit	$28	$35

United States

For the three months ended March 31, 2024, revenue was $435 million, an increase of $8 million or 1.9% when compared to the corresponding period of 2023. For the three months ended March 31, 2024, the increase was primarily driven by incremental revenue from an acquisition completed in the first quarter of 2024, partially offset by the weakening in U.S. drilling and completions activity.

For the three months ended March 31, 2024, the U.S. generated an operating profit of $23 million, flat when compared to the corresponding period of 2023. For the three months ended March 31, 2024, operating profit was flat primarily due to the increase in revenue discussed above offset by an increase in expenses related to an acquisition completed in the first quarter of 2024.

Canada

For the three months ended March 31, 2024, revenue was $66 million, a decline of $17 million or 20.5% when compared to the corresponding period of 2023. For the three months ended March 31, 2024, the decrease was primarily driven by the decrease in Canadian rig count and weaker project activity.

For the three months ended March 31, 2024, Canada generated an operating profit of $3 million, a decline of $5 million when compared to the corresponding period of 2023. For the three months ended March 31, 2024, operating profit decreased primarily due to the decline in revenue discussed above.

International

For the three months ended March 31, 2024, revenue was $62 million, a decline of $12 million or 16.2% when compared to the corresponding period of 2023. For the three months ended March 31, 2024, the decrease was primarily driven by weaker project activity.

For the three months ended March 31, 2024, the International segment generated an operating profit of $2 million, a decline of $2 million when compared to the corresponding period of 2023. For the three months ended March 31, 2024, operating profit decreased primarily due to the decline in revenue discussed above.

Cost of products

For the three months ended March 31, 2024, cost of products was $434 million compared to $447 million for the corresponding period of 2023. For the three months ended March 31, 2024, the decrease was primarily due to the decline in revenue in the period. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2024, warehousing, selling and administrative expenses were $101 million compared to $102 million for the corresponding period of 2023. For the three months ended March 31, 2024, the decrease was primarily driven by a decrease in legal fees for litigation matters that were not ordinary or routine to the operations of the business, partially offset by an increase in expenses related to an acquisition completed in the first quarter of 2024. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three months ended March 31, 2024, the Company recorded income of $1 million compared to expense of nil for the corresponding period of 2023. For the three months ended March 31, 2024, other income was primarily attributable to an increase in interest income, coupled with a reduction in unfavorable foreign exchange rate impacts.

Income tax provision

The effective tax rate for the three months ended March 31, 2024, was 27.6% compared to 8.6% for the corresponding period of 2023. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rate for the three months ended March 31, 2024, was higher than the effective tax rate for the three months ended March 31, 2023, due to realization of deferred tax assets that had a corresponding release of valuation allowance in the three months ended March 31, 2023, that did not recur in the corresponding period in 2024.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended March 31,
	2024	2023
GAAP net income attributable to DNOW Inc. (1)	$21	$31
Net income attributable to noncontrolling interest	—	1
Interest expense (income), net	(2)	(1)
Income tax provision	8	3
Depreciation and amortization	7	6
Other costs:
Stock-based compensation	2	3
Other (2)	3	4
EBITDA excluding other costs	$39	$47
EBITDA % excluding other costs (3)	6.9%	8.0%

(1)
We believe that net income attributable to DNOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA excluding other costs. EBITDA excluding other costs measures the Company’s operating performance without regard to certain expenses. EBITDA excluding other costs is not a presentation made in accordance with GAAP and the Company’s computation of EBITDA excluding other costs may vary from others in the industry. EBITDA excluding other costs has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.
(2)
For the three months ended March 31, 2024, Other was related to transaction-related charges, including approximately $2 million in warehousing, selling and administrative, and approximately $1 million in cost of products for cost of inventory that was stepped up to fair value during purchase accounting related to the acquisition.
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

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $188 million and $299 million, respectively. As of March 31, 2024, $89 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first three months of 2024, we repatriated $3 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of March 31, 2024, we had no borrowings against our revolving credit facility, and had approximately $465 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $376 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2024, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$81	$(6)
Net cash provided by (used in) investing activities	$(188)	$(5)
Net cash provided by (used in) financing activities	$(4)	$(34)

Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $81 million compared to $6 million used in operating activities in the corresponding period of 2023. For the three months ended March 31, 2024, net cash provided by operating activities was primarily driven by $21 million of net income; plus $21 million of reconciling adjustments, primarily depreciation, amortization, and deferred income taxes; and a net decrease of $39 million in working capital. For the three months ended March 31, 2024, the improvement in operating cash flow activities was primarily driven by $93 million lower cash consumption for net working capital compared to the corresponding period of 2023.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $188 million compared to $5 million used in investing activities in the corresponding period of 2023. For the three months ended March 31, 2024, net cash used in investing activities was primarily related to approximately $185 million, net of cash acquired for business acquisitions.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $4 million compared to $34 million used in financing activities in the corresponding period of 2023. For the three months ended March 31, 2024, net cash used in financing activities was primarily related to withholding tax payments for vesting awards of $4 million while net cash used in financing activities in the corresponding period of 2023 was primarily attributable to the Company's payment of approximately $33 million for share repurchases.

Other

For the three months ended March 31, 2024, the effect of the change in exchange rates on cash and cash equivalents was nil compared to an increase of $1 million for the corresponding period of 2023.

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

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the three months ended March 31, 2024, we repurchased 168,055 shares of our common stock for a total of more than $1 million. As of March 31, 2024, we had approximately $22 million remaining under the program’s authorization.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for credit losses, inventory reserves, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. We do not currently have any material outstanding derivative instruments. See Note 14 “Derivative Financial Instruments” to the consolidated financial statements for additional information.

A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our net sales for the three months ended March 31, 2024, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2024, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the three months ended March 31, 2024, we reported a net foreign currency translation loss of $4 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the three months ended March 31, 2024 and 2023, we reported foreign currency transaction losses of nil and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2024 compared to the average for the corresponding period of 2023 increased by approximately 1% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar and British pound increased in relation to the U.S. dollar by less than 1% and approximately 4%, respectively, while the Australian dollar decreased in relation to the U.S dollar by approximately 4%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2024 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced program (3)	Approximate dollar value of shares that may yet be purchased under the program (2)(3) (in millions)
January 1 - 31, 2024	96,984	$10.05	96,984	$23
February 1 - 29, 2024	390,500	$12.66	71,071	$22
March 1 - 31, 2024	—	$—	—	$22
Total	487,484	$—	168,055

(1)
319,429 shares purchased during the three months ended on March 31, 2024 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stocks.
(2)
Excludes 1% excise tax on share repurchases under the publicly announced program.
(3)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 10, 2024

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer