Form 10-Q
period 2024-06-30
DNOW Inc.
filed 2024-08-07
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 2, 2024, the registrant had 106,469,995 shares of common stock (excluding 2,083,762 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197	$299
Receivables, net	403	384
Inventories, net	399	366
Prepaid and other current assets	24	19
Total current assets	1,023	1,068
Property, plant and equipment, net	139	131
Deferred income taxes	105	118
Goodwill	192	139
Intangibles, net	57	28
Other assets	47	45
Total assets	$1,563	$1,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$278	$288
Accrued liabilities	123	120
Other current liabilities	11	10
Total current liabilities	412	418
Long-term operating lease liabilities	32	30
Other long-term liabilities	20	18
Total liabilities	464	466
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 106,549,496 and 106,257,565 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	2,028	2,032
Accumulated deficit	(783)	(828)
Accumulated other comprehensive loss	(151)	(145)
DNOW Inc. stockholders' equity	1,095	1,060
Noncontrolling interest	4	3
Total stockholders' equity	1,099	1,063
Total liabilities and stockholders' equity	$1,563	$1,529

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$633	$594	$1,196	$1,178
Operating expenses:
Cost of products	$495	460	929	907
Warehousing, selling and administrative	105	98	206	200
Operating profit	33	36	61	71
Other income (expense)	—	(1)	1	(1)
Income before income taxes	33	35	62	70
Income tax provision	8	1	16	4
Net income	25	34	46	66
Net income attributable to noncontrolling interest	1	—	1	1
Net income attributable to DNOW Inc.	$24	$34	$45	$65
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.21	$0.31	$0.41	$0.59
Diluted	$0.21	$0.31	$0.41	$0.59
Weighted-average common shares outstanding, basic	107	107	107	108
Weighted-average common shares outstanding, diluted	108	108	107	109

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$25	$34	$46	$66
Other comprehensive income:
Foreign currency translation adjustments	(2)	3	(6)	4
Comprehensive income	23	37	40	70
Comprehensive income attributable to noncontrolling interest	1	—	1	1
Comprehensive income attributable to DNOW Inc.	$22	$37	$39	$69

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$46	$66
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16	12
Provision for inventory	4	3
Stock-based compensation	6	7
Deferred income taxes	13	—
Other, net	6	10
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	28	(17)
Inventories	31	(43)
Prepaid and other current assets	(3)	(3)
Accounts payable, accrued liabilities and other, net	(45)	44
Net cash provided by (used in) operating activities	102	79
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(185)	(33)
Purchases of property, plant and equipment	(4)	(11)
Other, net	1	1
Net cash provided by (used in) investing activities	(188)	(43)
Cash flows from financing activities:
Repurchases of common stock	(11)	(44)
Other, net	(4)	(3)
Net cash provided by (used in) financing activities	(15)	(47)
Effect of exchange rates on cash and cash equivalents	(1)	2
Net change in cash and cash equivalents	(102)	(9)
Cash and cash equivalents, beginning of period	299	212
Cash and cash equivalents, end of period	$197	$203

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to DNOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2022	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	31	—	—	1	32
Common stock repurchased	—	—	—	—	(36)	—	(36)
Common stock retired	—	(33)	—	—	33	—	—
Stock-based compensation	—	3	—	—	—	—	3
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	1	—	—	1
March 31, 2023	$1	$2,036	$(1,044)	$(149)	$(3)	$3	$844
Net income	—	—	34	—	—	—	34
Common stock repurchased	—	—	—	—	(8)	—	(8)
Common stock retired	—	(11)	—	—	11	—	—
Stock-based compensation	—	4	—	—	—	—	4
Other comprehensive income	—	—	—	3	—	—	3
June 30, 2023	$1	$2,029	$(1,010)	$(146)	$—	$3	$877

December 31, 2023	$1	$2,032	$(828)	$(145)	$—	$3	$1,063
Net income	—	—	21	—	—	—	21
Common stock repurchased	—	—	—	—	(1)	—	(1)
Common stock retired	—	(1)	—	—	1	—	—
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Shares withheld for taxes	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	(4)	—	—	(4)
March 31, 2024	$1	$2,031	$(807)	$(149)	$—	$3	$1,079
Net income	—	—	24	—	—	1	25
Common stock repurchased	—	—	—	—	(10)	—	(10)
Common stock retired	—	(10)	—	—	10	—	—
Stock-based compensation	—	4	—	—	—	—	4
Exercise of stock options	—	3	—	—	—	—	3
Other comprehensive loss	—	—	—	(2)	—	—	(2)
June 30, 2024	$1	$2,028	$(783)	$(151)	$—	$4	$1,099

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of June 30, 2024 and December 31, 2023, the allowance for credit losses totaled $24 million and $26 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of June 30, 2024 and December 31, 2023, contract assets were approximately $1 million and less than $1 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of June 30, 2024 and December 31, 2023, contract liabilities were $34 million and $28 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the six months ended June 30, 2024, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $23 million, partially offset by recognizing revenue of approximately $17 million that was deferred as of December 31, 2023.

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

Inventories consist primarily of (in millions):

	June 30, 2024	December 31, 2023
Work in process	$27	$33
Finished goods and other	394	354
Total inventory	421	387
Less: Inventory reserves	(22)	(21)
Inventories, net	$399	$366

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2024	December 31, 2023
Information technology assets	1-7 Years	$46	$46
Operating equipment (1)	2-15 Years	174	164
Buildings and land (2)	5-35 Years	102	97
Construction in progress		3	2
Total property, plant and equipment		325	309
Less: accumulated depreciation		(186)	(178)
Property, plant and equipment, net		$139	$131

(1)
Includes finance lease right-of-use assets.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2024	December 31, 2023
Compensation and other related expenses	$31	$38
Contract liabilities	34	28
Taxes (non-income)	16	15
Current portion of operating lease liabilities	12	11
Other	30	28
Total	$123	$120

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of June 30, 2024, the Company had no borrowings against the Credit Facility and approximately $485 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2025.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. Under this program, the Company may from time to time repurchase common stock in open market transactions or enter into Rule 10b5-1, under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative capital allocation opportunities. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. Share repurchases made after December 31, 2022, are subject to a 1% excise tax, as enacted under the Inflation Reduction Act of 2022. The impact of this 1% excise tax was less than $1 million during the six months ended June 30, 2024.

Information regarding the shares repurchased was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total cost of shares repurchased (in millions)	$10	$8	$11	$44
Average price per share (1)	$13.64	$10.31	$12.90	$10.80
Number of shares repurchased	669,463	764,859	837,518	4,026,550
(1)
Excludes 1% excise tax on share repurchases

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three and six months ended June 30, 2024, net income attributable to noncontrolling interest was approximately $1 million for both periods, compared to less than $1 million and $1 million, respectively, for the corresponding periods of 2023.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of June 30, 2024 and December 31, 2023, the VIE’s assets were primarily current assets of $15 million and $19 million, respectively, and the liabilities were primarily current liabilities of $5 million and $8 million, respectively.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Six Months Ended June 30,
	2024	2023
Beginning balance	$(145)	$(150)
Net current-period other comprehensive income (loss)	(6)	4
Ending balance	$(151)	$(146)

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

9. Business Segments

Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$512	$456	$947	$883
Canada	56	66	122	149
International	65	72	127	146
Total revenue	$633	$594	$1,196	$1,178
Operating profit:
United States	$28	$29	$51	$52
Canada	2	3	5	11
International	3	4	5	8
Total operating profit	$33	$36	$61	$71

10. Income Taxes

The effective tax rates for the three and six months ended June 30, 2024, were 24.2% and 25.8%, respectively, compared to 2.9% and 5.7%, respectively, for the corresponding periods of 2023. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rates for the three and six months ended June 30, 2024, were higher than the effective tax rates for the three and six months ended June 30, 2023, due to realization of deferred tax assets that had a corresponding release of valuation allowance in the three and six months ended June 30, 2023, that did not recur in the corresponding periods in 2024. For the three and six months ended June 30, 2024, the Company has returned to recording income tax expense for interim periods based on the estimated annual effective tax rate method.

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

11. Earnings Per Share

For the three and six months ended June 30, 2024, less than 1 million and approximately 1 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect, compared to approximately 2 million in both periods for the corresponding periods of 2023.

Basic and diluted earnings per share are as follows (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to DNOW Inc.	$24	$34	$45	$65
Less: net income attributable to participating securities	(1)	(1)	(1)	(1)
Net income attributable to DNOW Inc. stockholders	$23	$33	$44	$64
Denominator:
Weighted average basic common shares outstanding	106,865,008	107,249,498	106,655,156	108,428,199
Effect of dilutive securities	757,796	878,013	830,097	1,044,006
Weighted average diluted common shares outstanding	107,622,804	108,127,511	107,485,253	109,472,205
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.21	$0.31	$0.41	$0.59
Diluted	$0.21	$0.31	$0.41	$0.59

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

12. Stock-based Compensation and Outstanding Awards

The Company has a stock-based compensation plan known as the DNOW Inc. Long Term Incentive Plan (the “Plan”). The Plan provided for the grant of stock options, restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), and performance stock awards (“PSAs”). The Plan had a ten-year term which expired in May 2024. No further awards will be made under the Plan. On May 22, 2024, the Company’s shareholders approved the DNOW Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”), which allowed the Company to replace the expiring Plan and roll over the remaining available shares for grant under the Plan into the new 2024 Plan. The 2024 Plan will permit awards to be granted until 2034, for the granting of stock options, RSAs, RSUs, PSAs, and stock appreciation rights.

For the six months ended June 30, 2024, the Company granted 778,052 shares of RSAs and RSUs with a weighted average fair value of $13.12 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 553,424 shares. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and six months ended June 30, 2024, totaled $4 million and $6 million, respectively, compared to $4 million and $7 million, respectively, for the corresponding periods of 2023.

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of June 30, 2024, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

In connection with an acquisition in 2024, the Company is committed to total future retention payments of up to $13 million payable in 2026 and 2027. Payments are due to various employees if non-financial post combination service conditions are met pursuant to the terms and conditions of the retention agreements.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instruments is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million in both periods. The Company's foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company's foreign contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the three and six months ended June 30, 2024, and 2023, the Company recorded a loss of less than $1 million in each respective period related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the notional principal associated with those contracts was approximately $15 million in both periods.

As of June 30, 2024, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

15. Acquisitions

For the six months ended June 30, 2024, the Company acquired Whitco Supply, LLC for a purchase price consideration of $185 million, net of cash acquired. Whitco Supply, LLC is known as a provider of energy products and solutions in the U.S. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

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

As of June 30, 2024
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

Company Overview

We are a global distributor to the oil and gas and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local or regional markets that are tied to prior acquisitions. Through a network of approximately 170 locations and approximately 2,625 employees worldwide, we offer a complementary suite of digital procurement channels that, in conjunction with our locations, provides products to the energy and industrial markets around the world.

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

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include artificial lift, pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement and controls, spoolable and coated steel pipe and composite pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through the engineering, design, construction, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas.

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of our management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2024 and 2023 and the first quarter of 2024 include the following:

			%		%
			2Q24 v		2Q24 v
	2Q24*	2Q23*	2Q23	1Q24*	1Q24
Active Drilling Rigs:
U.S.	603	722	(16.5%)	623	(3.2%)
Canada	137	115	19.1%	209	(34.4%)
International	963	960	0.3%	965	(0.2%)
Worldwide	1,703	1,797	(5.2%)	1,797	(5.2%)

West Texas Intermediate Crude Prices (per barrel)	$81.71	$73.76	10.8%	$77.56	5.4%
Natural Gas Prices ($/MMBtu)	$2.08	$2.16	(3.7%)	$2.13	(2.3%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$796.03	$1,065.28	(25.3%)	$961.95	(17.2%)
U.S. Wells Completed	2,756	3,185	(13.5%)	2,870	(4.0%)

* Averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2024:

Industry Trends
Rig Counts and Oil Prices

2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
Average Number of Rigs
$120
$100
$80
$60
$40
$20
$-
West Texas Intermediate Price per Barrel

	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24
U.S.	716	761	775	761	722	651	622	623	603
Canada	114	199	190	223	115	188	183	209	137
International	816	857	907	915	960	951	965	965	963
Worldwide	1,646	1,817	1,872	1,899	1,797	1,790	1,770	1,797	1,703
WTI	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56	$81.71

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count declined 5.2% (from 1,797 rigs to 1,703 rigs) and the U.S. declined 3.2% (from 623 rigs to 603 rigs) in the second quarter of 2024 compared to the first quarter of 2024. The average price per barrel of West Texas Intermediate Crude increased 5.4% (from $77.56 per barrel to $81.71 per barrel), and average natural gas prices declined 2.3% (from $2.13 per MMBtu to $2.08 per MMBtu) in the second quarter of 2024 compared to the first quarter of 2024. The average price per short ton of Hot-Rolled Coil declined 17.2% (from $961.95 per short ton to $796.03 per short ton) in the second quarter of 2024 compared to the first quarter of 2024. U.S. Wells Completed declined 4.0% (from 2,870 completion count to 2,756 completion count) in the second quarter of 2024 compared to the first quarter of 2024.

U.S. rig count at July 26, 2024 was 589 rigs, down 14 rigs from the second quarter 2024 average. The price for West Texas Intermediate Crude was $78.58 per barrel at July 26, 2024, down 3.8% from the second quarter 2024 average. The price for natural gas was $1.98 per MMBtu at July 26, 2024, down 4.8% from the second quarter 2024 average. The price for Hot-Rolled Coil was $664.00 per short ton at July 22, 2024, down 16.6% from the second quarter 2024 average.

Executive Summary

For the three and six months ended June 30, 2024, the Company generated net income attributable to DNOW Inc. of $24 million and $45 million on $633 million and $1,196 million in revenue, respectively. For the three and six months ended June 30, 2024, revenue increased $39 million or 6.6% and $18 million or 1.5%, respectively, and net income attributable to DNOW Inc. declined $10 million and $20 million, respectively, when compared to the corresponding periods of 2023.

For the three and six months ended June 30, 2024, the Company generated an operating profit of $33 million and $61 million, respectively, compared to an operating profit of $36 million and $71 million, respectively, for the corresponding periods of 2023.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity and we expect global oil and gas demand to grow over the next several years. In recent years, oil prices have remained volatile and economic uncertainty continues to drive commodity price volatility globally. Despite lower North American rig count resulting from enhancements in technology leading to increased rig efficiencies, we maintain a constructive outlook for our market. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$512	$456	$947	$883
Canada	56	66	122	149
International	65	72	127	146
Total revenue	$633	$594	$1,196	$1,178
Operating profit:
United States	$28	$29	$51	$52
Canada	2	3	5	11
International	3	4	5	8
Total operating profit	$33	$36	$61	$71

United States

For the three and six months ended June 30, 2024, revenue was $512 million and $947 million, an increase of $56 million or 12.3% and $64 million or 7.2%, respectively, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, the increases were primarily driven by incremental revenue from an acquisition completed in the first quarter of 2024, partially offset by the weakening in U.S. drilling and completions activity.

For the three and six months ended June 30, 2024, the U.S. generated an operating profit of $28 million and $51 million, both relatively flat, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, operating profit was relatively flat primarily due to an increase in expenses related to an acquisition completed in the first quarter of 2024, including transaction-related charges for cost of inventory that was stepped-up to fair value during purchase accounting, partially offset by the increase in revenue discussed above.

Canada

For the three and six months ended June 30, 2024, revenue was $56 million and $122 million, a decline of $10 million or 15.2% and $27 million or 18.1%, respectively, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, the decreases were primarily driven by weaker project activity, coupled with unfavorable foreign exchange rate impacts.

For the three and six months ended June 30, 2024, Canada generated an operating profit of $2 million and $5 million, a decline of $1 million and $6 million, respectively, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, operating profit decreased primarily due to the decline in revenue discussed above.

International

For the three and six months ended June 30, 2024, revenue was $65 million and $127 million, a decrease of $7 million or 9.7% and $19 million or 13.0%, respectively, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, the decreases were primarily driven by weaker project activity.

For the three and six months ended June 30, 2024, the International segment generated an operating profit of $3 million and $5 million, a decline of $1 million and $3 million, respectively, when compared to the corresponding periods of 2023. For the three and six months ended June 30, 2024, operating profit decreased primarily due to the decline in revenue discussed above.

Cost of products

For the three and six months ended June 30, 2024, cost of products was $495 million and $929 million, respectively, compared to $460 million and $907 million, respectively, for the corresponding periods of 2023. For the three and six months ended June 30, 2024, the increases were primarily due to the increase in revenue in the period and transaction-related charges for cost of inventory that was stepped-up to fair value during purchase accounting related to an acquisition completed in the first quarter of 2024. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and six months ended June 30, 2024, warehousing, selling and administrative expenses were $105 million and $206 million, respectively, compared to $98 million and $200 million, respectively, for the corresponding periods of 2023. For the three and six months ended June 30, 2024, the increases were primarily driven by an increase in expenses related to an acquisition completed in the first quarter of 2024, partially offset by a decrease in legal fees for litigation matters that were not ordinary or routine to the operations of the business. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three and six months ended June 30, 2024, the Company recorded expense of nil and income of $1 million, respectively, compared to expense of $1 million in both periods for the corresponding periods of 2023. For three and six months ended June 30, 2024, the improvements were primarily attributable to an increase in interest income.

Income tax provision

The effective tax rates for the three and six months ended June 30, 2024, were 24.2% and 25.8%, respectively, compared to 2.9% and 5.7%, respectively, for the corresponding periods of 2023. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rates for the three and six months ended June 30, 2024, were higher than the effective tax rates for the three and six months ended June 30, 2023, due to realization of deferred tax assets that had a corresponding release of valuation allowance in the three and six months ended June 30, 2023, that did not recur in the corresponding periods in 2024.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income attributable to DNOW Inc. (1)	$24	$34	$45	$65
Net income attributable to noncontrolling interest	1	—	1	1
Interest expense (income), net	(1)	—	(3)	(1)
Income tax provision	8	1	16	4
Depreciation and amortization	9	6	16	12
Other costs:
Stock-based compensation	4	4	6	7
Other (2)	5	2	8	6
EBITDA excluding other costs	$50	$47	$89	$94
EBITDA % excluding other costs (3)	7.9%	7.9%	7.4%	8.0%

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
(2)
For the three and six months ended June 30, 2024, Other was primarily related to transaction-related charges, of which approximately $1 million and $3 million, respectively, were included in warehousing, selling and administrative, and approximately $4 million and $5 million, respectively, were included in cost of products. Transaction-related charges include transaction costs, inventory fair value step-up, retention bonus accruals and integration expenses associated with acquisitions.
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

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $197 million and $299 million, respectively. As of June 30, 2024, $90 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first six months of 2024, we repatriated $3 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of June 30, 2024, we had no borrowings against our revolving credit facility, and had approximately $485 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $382 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2024, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$102	$79
Net cash provided by (used in) investing activities	$(188)	$(43)
Net cash provided by (used in) financing activities	$(15)	$(47)

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $102 million compared to $79 million provided by operating activities in the corresponding period of 2023. For the six months ended June 30, 2024, net cash provided by operating activities was primarily driven by $46 million of net income; plus $45 million of reconciling adjustments, primarily depreciation, amortization, and deferred income taxes; and a net decrease of $11 million in working capital. For the six months ended June 30, 2024, the improvement in operating cash flow activities was primarily driven by $30 million lower cash consumption for net working capital compared to the corresponding period of 2023.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $188 million compared to $43 million used in investing activities in the corresponding period of 2023. For the six months ended June 30, 2024, net cash used in investing activities was primarily related to business acquisitions of approximately $185 million, net of cash acquired.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $15 million compared to $47 million used in financing activities in the corresponding period of 2023. For the six months ended June 30, 2024, net cash used in financing activities was primarily attributable to the Company's payment of $11 million for share repurchases.

Other

For the six months ended June 30, 2024, the effect of the change in exchange rates on cash and cash equivalents was a decrease of $1 million compared to an increase of $2 million for the corresponding period of 2023.

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

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. For the six months ended June 30, 2024, we repurchased 837,518 shares of our common stock for a total of approximately $11 million. As of June 30, 2024, we had approximately $13 million remaining under the program’s authorization, excluding 1% excise tax, as enacted under the Inflation Reduction Act of 2022.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fifth of our net sales for the six months ended June 30, 2024, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2024, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon closure of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the six months ended June 30, 2024, we reported a net foreign currency translation loss of $6 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the six months ended June 30, 2024 and 2023, we reported foreign currency transaction losses of nil and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2024 compared to the average for the corresponding period of 2023 remained flat compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar and Australian dollar decreased in relation to the U.S. dollar by less than 1% and approximately 3%, respectively, while the British pound increased in relation to the U.S dollar by approximately 3%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2024 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in less than $1 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (1)(2) (in millions)
April 1 - 30, 2024	—	$—	—	$22
May 1 - 31, 2024	141,256	$14.18	141,256	$20
June 1 - 30, 2024	528,207	$13.50	528,207	$13
Total	669,463	$13.64	669,463

(1)
Excludes 1% excise tax on share repurchases under the publicly announced program.
(2)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.11	Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (9)

10.12	DNOW Inc. 2024 Omnibus Incentive Plan (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(10) Filed as an Exhibit to our Form S-8 Registration Statement filed on May 24, 2024

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer