Form 10-K
period 2024-12-31
DNOW Inc.
filed 2025-02-18
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36325

DNOW INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4191184
(State of Incorporation)	(IRS Identification No.)

7402 North Eldridge Parkway, Houston, Texas 77041	(281) 823-4700
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	DNOW	New York Stock Exchange

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

☒	Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company
☐	Non-accelerated filer			☐	Emerging growth company

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024 was $1.5 billion. As of February 7, 2025, there were 105,687,410 shares of the Company’s common stock (excluding 2,316,154 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2025 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

DNOW Inc., (“DNOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On June 2, 2014, DNOW stock began regular trading on the New York Stock Exchange under the ticker symbol “DNOW”. We are a distributor to the oil and gas, energy transition and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. Through a network of approximately 165 locations and approximately 2,575 employees worldwide, our operating locations utilize a complementary suite of technology, systems, order and fulfillment processes and sourcing and procurement channels to provide products and services to a variety of customers operating in the energy and industrial markets. Additionally, through our DigitalNOW® platform, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

Our product and service offerings are consumed throughout the energy industry – from upstream drilling and completion, exploration and production (“E&P”), midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas ("RNG"), wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The energy and industrial distribution end markets we serve are inclusive of engineering and construction firms that perform capital and maintenance projects for their clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions and modular process, production, measurement, automation, control equipment, and consumable maintenance, repair and operating (“MRO”) supplies. We also offer sourcing, procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support that provide more efficient and productive solutions for our customers.

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

We support land and offshore operations for the major oil and gas producing regions through our network of locations. Our key markets include the United States ("U.S."), Canada, the United Kingdom ("UK"), Norway, Australia, the Netherlands, Singapore and the Middle East area with the ability to provide products through an export model to operators with operations in Southeast Asia and West Africa. Products sold through our locations support brownfield and greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas (“LNG”) terminals, power generation, gas utilities serviced by a combination of customer on-site locations and off-site service locations in combination with our digital offerings.

Our supplier network consists of thousands of vendors in approximately 30 countries. From our operations, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our locations are customized to meet varied and changing local customer demands. The breadth, scale and availability of our product offering enhances our value proposition to our customers, suppliers and shareholders.

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

U.S., Canada and International Operations

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

We primarily have operations in the U.S. and Canada, complemented with a number of strategic international operations, through acquisitions and organic investments, in Australia, England, Kuwait, the Netherlands, Norway, Scotland, Singapore and the United Arab Emirates (“UAE”).

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

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement, automation and controls, spoolable and coated steel-pipe and composite pipe, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through the engineering, design, construction, assembly, fabrication and optimization of products and equipment essential to the safe and efficient production, transportation and processing of oil and gas and produced water.

Canada

We have a network of approximately 40 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan, and Manitoba. Our Canada segment primarily serves energy exploration, production, mining and drilling businesses, offering customers many of the same products and value-added solutions that we perform in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory, as well as product and installation expertise to serve our customers.

International

We serve the needs of our international customers from approximately 15 locations outside the U.S. and Canada, which are strategically located in major oil and gas development areas. Our approach in these markets and the products we offer is similar to our strategy in the U.S. and Canada, with the addition of the distribution of electrical products in the UK, Australia and international export markets. Our long legacy of operating in select international regions provides a competitive advantage as few of our competitors have a presence in most of the global energy producing areas.

In the third quarter of 2024, we began a plan to restructure operations in the International segment to optimize efficiencies and to improve operating margins. For the year ended December 31, 2024, the Company recognized $9 million in charges, including approximately $6 million of foreign currency translation losses included in impairment and other charges, approximately $2 million of inventory write-downs included in cost of products and $1 million of other exit costs included in warehousing, selling and administrative. We could incur additional non-cash foreign currency translation losses as we complete the International restructuring; however, we do not expect the remaining restructuring related liabilities to be material.

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

We offer our products, services and supply chain solutions across the energy value chain, from onshore and offshore drilling of oil and gas, to the exploration and production of oil and gas, the separation, transfer, and disposal of produced water, to the midstream gathering, processing and transmission of oil, gas, water, natural gas liquids (“NGLs”), LNG, and refined petroleum products, to the downstream refining of oil, and the manufacturing of petrochemicals and specialty chemicals. We provide products and services to the energy evolution and new energy markets driven by the public's desire to reduce greenhouse gas levels and emissions, and to replace higher sources of greenhouse gas emitting forms of energy with lower emitting alternative forms to produce energy. In addition, we provide our products, services and supply chain solutions to non-oil and gas end markets such as mining and minerals, municipal water and wastewater and industrial manufacturing.

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

To minimize carbon based effluent emissions, we provide vapor recovery systems to capture and transfer gas and volatile organic compounds during the separation and storage of oil, gas and produced water from operating reservoirs. For produced water, we provide fluid movement products which help our customers dispose of produced water in an environmentally safe manner. For oil streams, we provide products that measure the quality and quantity of oil and gas through the separation process and prior to distribution to the midstream sector. We offer a variety of fluid movement solutions ranging from standard to engineered pump packages and a wide variety of American Society of Mechanical Engineers (“ASME”) fabricated process and production equipment to remove water and contaminants prior to the midstream transfer of oil, NGLs and other refined products within the midstream sector. For gas processing and gas conditioning, we offer a full suite of PVF and ASME coded fabricated process equipment to efficiently and economically process and condition gas for transfer to end markets. Many of the terminals and tank farms used in the midstream space to facilitate the storage and distribution of oil, gas, NGLs, LNG, and other hydrocarbon-based fluids utilize our products. Across many of the process industries where we provide valves, we offer low emission stem packing options to help reduce emissions. We provide PVF, pumps, safety, PPE, supply chain and safety services to the refining, petrochemical, chemical and industrial industries. Our products are consumed from industrial customer’s daily MRO expenditures, customer capital projects in the form of existing plant expansions, new plant facilities, as well as planned and unplanned maintenance of processing units.

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

Energy Centers

Energy centers are brick and mortar supply store operations that are a combination of larger, more regionalized stores known as supercenters with numerous smaller stores located in strategic geographical areas to service customers and maintain customer proximity by providing products to multiple upstream, midstream, downstream, industrial and energy transition customers from a single location. These branches serve repeat account and walk-in retail customers. Products are inventoried in branch locations based on local market needs and are delivered or available for pick-up as needed. These branches serve a geographical radius and provide delivery of products and solutions. A number of locations that service these same customers provide a complementary and expanded set of supply chain services in conjunction with the sale of products.

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

Process Solutions

Process Solutions has a team of distribution experts, technical professionals and licensed engineers who provide expertise related to pumps, compressors, fluid movement packages, fabricated liquid and gas measurement systems and process and production equipment. Process Solutions distributes OEM equipment including pumps, generator sets, air compressors, dryers, blowers, mixers and valves. Within our process and production equipment category, we produce customer lease automatic custody transfer (“LACT”) units, Zero2TM EcoVaporTM and Sulfur SentinelTM units to reduce greenhouse gas emissions. These LACT units are associated with routine flaring originating from low pressure storage tanks and renewable fuels such as biogas and landfill gas marketed as RNG facilities, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units. After-market services include rental mobile pumping units, machining and other repair services from a team of field mechanics located throughout the central U.S.

Process Solutions serves the upstream, midstream and downstream oil and gas markets as well as the municipal water, industrial, mining, power generation and general industries. Process Solutions also provides modular oil and gas wellsite facility solutions, also known as tank battery solutions, that positively impact our operator customers by enabling them to design a modular tank battery that allows flexibility and scalability for current and future production, while expediting revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for facility construction. Our EcoVaporTM branded vapor recovery systems provide our customers the ability to reduce their scope 1 emissions by enabling customers to retain and sell residual flash gas commonly found in storage tanks resulting in reduced flaring and a decrease in greenhouse gas emissions.

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

As customers increasingly aggregate purchases to improve efficiency and reduce costs, they partner with large distributors who can meet their needs for products in multiple locations around the world. Customers can procure products through our direct branch model or through our digital e-commerce channels, such as https://shop.dnow.com, and our mobile application on smart devices. We believe we could benefit from consolidation among our customers, particularly in the U.S. and Canada where we have a broad footprint, as the resulting companies seek quality-focused global distributors as their source for products and related solutions.

The Company had one customer in the U.S. segment that represented approximately 10% of total revenues.

Competition

The distribution companies serving the energy and industrial end markets are both numerous and competitive. This industry is highly fragmented, comprised of large distributors, each with many locations and with online e-commerce sites, who aggregate and distribute several product lines, and includes numerous smaller regional and local companies, many of which operate from a single location and either aggregate and distribute several product lines or focus on a single product line. While some large distributors compete in both markets, most companies focus on either the energy or industrial end market. Some of our suppliers also sell directly to end-users.

Seasonal Nature of the Company’s Business

A portion of our business has experienced seasonal trends, to some degree, which have varied by geographic region. In the U.S., activity has historically been higher during the summer and fall months. In Canada, E&P activities have declined in the spring due to seasonal thaws and regulatory restrictions limiting the ability of drilling rigs and transportation to operate effectively and safely during these periods.

Human Capital Resources

At December 31, 2024, we had approximately 2,575 employees, of which approximately 180 were temporary employees. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation. Our ethos determines how we act and interact, what we value, what we tolerate, how we treat one another, our customers and communities and the drive to continue to surpass expectations.

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

Recognizing Employees

Recognition of individual achievements and contributions is an important part of our culture. Our Customer Priority One program encourages customers, peers and leaders to recognize our employees, customers or vendors who exemplify the Company’s commitment to customer service to cultivate a culture of inspiring one another to be their best. We award Milestone Service Awards to employees for their years of service and dedication of time to our Company, which recognize employees at each five-year service anniversary.

Workforce Diversity and Inclusion

We believe that a diverse and inclusive workplace is a key driver of innovation, creativity and overall success. We are committed to advancing an inclusive environment where diversity is appreciated and encouraged and all employees have a sense of belonging throughout our organization. We recognize the opportunity to drive diversity in our workforce through talent acquisition and retention because we know that one of our greatest strengths is the diverse perspectives of our team members. We appreciate that having a team with a broad range of experience, cultural characteristics and varying perspectives fortifies our brand. Our efforts are rooted in the belief that every individual, regardless of their background, should have the opportunity to thrive and contribute to our shared goals. We recognize that embracing diversity means respecting and valuing the unique perspectives, experiences, and talents that each team member brings to our organization. We believe in advocating for diversity within our workforce by employing women and men of varying cultures, nationalities and backgrounds to work together to achieve a common goal.

To find the best employees, we must have a diverse pipeline of talent. We commit to advancing an inclusive environment where diversity is encouraged. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers. As of December 31, 2024, our U.S. workforce was comprised of approximately 25% female and approximately 33% racial minorities.

We recognize that we are an integral part of the communities in which we operate. By directly engaging people in the communities we serve, we create a transparent dialogue to try to listen and learn from alternative views in how we conduct our business.

Workforce Health and Safety

Safety is at the center of our actions. We act with high priority on health and safety in our workplace and in the communities where we operate. Our safety culture is driven by our health, safety and environment (“HSE”) training catalog and through our HSE management system beginning with our HSE Policy Statement, which sets the tone for our company’s commitment to safety. A one-page, top-level document, expressly approved by our senior management team, the HSE Policy Statement outlines our expectations for all employees, vendors, customers, contractors, subcontractors and third parties. This HSE Policy Statement, combined with our HSE guiding principles, corporate policies and procedures and our business level HSE policies and procedures, makes up our management system, which is overseen both with corporate supervision and field level management to ensure emphasis is consistent on proper and safe behaviors.

Sustainability

We can assist in reducing emissions of greenhouse gases in our operations by creating a more efficient supply chain. An efficient supply chain can help reduce the carbon footprint of deliveries to our supercenters and branches and ultimately to our customers. Use of our regional supercenters allow us to aggregate products across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. Many of the products we distribute are used by our customers to aid their efforts to reduce their greenhouse gas emissions. We continually seek opportunities to expand our portfolio of products we offer to customers to aid in reducing their scope 1 emissions. We offer our customers a variety of scope 1 emission reducing products like sealless pumps and industrial air compressors that are used to replace methane gas pneumatic systems with compressed air pneumatic systems. In addition, we offer an expanding suite of emissions reduction technology through our EcoVapor branded product line that reduces the venting and flaring of greenhouse gas, targeting the oil and gas and the growing RNG markets.

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

We are a distributor of products that contain and control the movement of gases and fluids in an efficient and sustainable manner. The products we sell are designed by the manufacturers of those products to prevent and minimize accidental leaks of hydrocarbons. Additionally, we offer product lines that further aid in the mitigation of environmental impact. Examples of such products include: domestically produced goods; low emission rated valves; steel piping products produced from recycled scrap; glass reinforced epoxy piping systems; vapor recovery units that capture volatile organic compounds in an effort to limit and reduce emissions to the atmosphere; produced water transfer and water injection packages that dispose of produced water in an environmentally safe manner; and pipe produced using wind power, recycled water and wood pellet inputs. Additional examples of products we offer our customers to help reduce their scope 1 emissions may be found in our annual sustainability report.

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
•
changes in governmental regulations;
•
the impact of public health crises, such as new virus strains that result in the return of lockdowns or other government restrictions, on worldwide demand for oil and gas;
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
•
public health crises, such as the emergence of any new virus strains that result in the return of lockdowns or other government restrictions;
•
environmental regulation;
•
import duties and tariffs;
•
technological advances;
•
global weather conditions and natural disasters;
•
currency fluctuations; and
•
tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count decreased from 621 rigs on January 5, 2024 to 589 rigs on December 27, 2024. U.S. rig count averaged 599 rigs in 2024. U.S. rig count at January 24, 2025 was 576 rigs. The price for West Texas Intermediate crude was $73.79 per barrel at January 2, 2025, $70.62 per barrel on January 2, 2024 and $76.87 per barrel on January 3, 2023. Even though the prices as of the beginning of January for the last three years have been relatively stable, prices have historically been very volatile, and this historical volatility has caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

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

As of December 31, 2024, we had $230 million of goodwill recorded on our balance sheet. Under generally accepted accounting principles in the U.S., goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by the OFAC, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the U.S., even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

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

Cyber Risk Management and Strategy

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
•
Regular testing of our Cyber Incident Response Plan through tabletop exercises to ensure a swift, coordinated and effective response in the event of cyber incidents to minimize impact on operations. As part of our cyber incident response process, we also engage third-party experts as needed, such as external legal advisors and cybersecurity forensic firms.

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
•
IT and Cybersecurity reports to the Chief Administrative and Information Officer (CAIO) who provides updates to the dedicated committee.

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

ITEM 2. PROPERTIES

As of December 31, 2024, our three reporting segments, the United States, Canada and International, had approximately 110 locations, 40 locations and 15 locations, respectively. International countries include: Australia, England, Kuwait, the Netherlands, Norway, Scotland, Singapore and UAE. Our properties are comprised of offices, supercenters and branches, approximately 85% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 11 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); none of our owned facilities are subject to mortgages.

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

Our Board of Directors has not declared any dividends during 2022, 2023 or 2024 and currently has no intention to declare dividends.

As of January 31, 2025, there were 1,663 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (1)(2) (in millions)
October 1 - 31, 2024	181,022	$12.34	181,022	$4
November 1 - 30, 2024	263,207	$14.72	263,207	$—
December 1 - 31, 2024	—	$—	—	$—
Total	444,229	$13.75	444,229
(1)
Excludes 1% excise tax on share repurchases.
(2)
On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on DNOW Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2019 and its relative performance is tracked through December 31, 2024.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among DNOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
DNOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24
DNOW Inc.	$100	$64	$76	$113	$101	$116
S&P Midcap 400	$100	$114	$142	$123	$144	$164
PHLX Oil Service Sector	$100	$58	$70	$113	$115	$102

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

General Overview

We are a distributor to the oil and gas, energy transition and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. Through our network of approximately 165 locations and approximately 2,575 employees worldwide, we stock and sell a comprehensive offering of energy products as well as a selection of products for industrial applications. Our product and service offerings are consumed throughout the energy industry – from upstream drilling and completion, E&P, midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels, RNG, wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The energy and industrial distribution end markets we serve are inclusive of engineering and construction firms that perform capital and maintenance projects for their clients. We also provide supply chain and materials management solutions to the same markets where we sell products.

Our global product offering includes pipe, manual and automated valves, fittings, flanges, gaskets, fasteners, electrical, instrumentation, artificial lift, pumping solutions and modular process, production, measurement, automation, control equipment and consumable MRO supplies. We also offer sourcing, procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in providing application systems, work processes, parts integration, optimization solutions and after-sales support that provide more efficient and productive solutions for our customers.

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

We support land and offshore operations for the major oil and gas producing regions around the world through our network of locations. Our key markets include the U.S., Canada, UK, Norway, Australia, the Netherlands, Singapore and the Middle East area with the ability to provide products through an export model to operators with operations in Southeast Asia and West Africa. Products sold through our locations support brownfield and greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, LNG terminals, power generation, gas utilities serviced by a combination of customer on-site locations and off-site service locations in combination with our digital offerings.

Our supplier network consists of thousands of vendors in approximately 30 countries. From our operations, we sell to customers operating in approximately 80 countries. The supplies and equipment stocked by each of our locations are customized to meet varied and changing local customer demands. The breadth, scale and availability of our product offering enhances our value proposition to our customers, suppliers and shareholders.

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

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measure we focus on is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs”), and EBITDA excluding other costs as a percentage of revenue. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. See “Non-GAAP Financial Measures and Reconciliations” in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to the corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2024 v		2024 v
	2024*	2023*	2023	2022*	2022
Active Drilling Rigs:
U.S.	599	689	(13.1%)	721	(16.9%)
Canada	188	177	6.2%	176	6.8%
International	948	948	0.0%	851	11.4%
Worldwide	1,735	1,814	(4.4%)	1,748	(0.7%)

West Texas Intermediate Crude Prices (per barrel)	$76.55	$77.64	(1.4%)	$94.79	(19.2%)
Natural Gas Prices ($/MMBtu)	$2.19	$2.54	(13.8%)	$6.42	(65.9%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$781.00	$887.47	(12.0%)	$1,097.24	(28.8%)
U.S. Wells Completed	11,731	12,847	(8.7%)	13,102	(10.5%)

* Averages for the years indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate (“WTI”) oil prices for the past nine quarters ended December 31, 2024:

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide average rig count declined 4.4% (from 1,814 rigs to 1,735 rigs) and the U.S. declined 13.1% (from 689 rigs to 599 rigs) in 2024 compared to 2023. The average price of WTI crude declined 1.4% (from $77.64 per barrel to $76.55 per barrel), and natural gas prices declined 13.8% (from $2.54 per MMBtu to $2.19 per MMBtu) in 2024 compared to 2023. The average price of Hot-Rolled Coil declined 12.0% (from $887.47 per short ton to $781.00 per short ton) in 2024 compared to 2023. U.S. Wells Completed declined 8.7% (from 12,847 completion count to 11,731 completion count) in 2024 compared to 2023.

U.S. rig count at January 24, 2025 was 576 rigs, down 23 rigs from the 2024 average. The price for WTI crude was $74.97 per barrel at January 24, 2025, down 2.1% from the 2024 average. The price for natural gas was $3.84 per MMBtu at January 24, 2025, up 75.3% from the 2024 average. The price for Hot-Rolled Coil was $710.00 per short ton at January 27, 2025, down 9.1% from the 2024 average. As released on February 11, 2025, U.S. Wells Completed for January 2025 was 927, down 5.2% on an annualized basis compared to 2024.

Executive Summary

For the year ended December 31, 2024, the Company generated net income attributable to DNOW Inc. of $81 million, or $0.74 per fully diluted share on $2,373 million in revenue. Net income attributable to DNOW Inc. declined for the year ended December 31, 2024, by $166 million when compared to the corresponding period of 2023. Revenue increased for the year ended December 31, 2024, by $52 million, or 2.2%, when compared to the corresponding period of 2023. For the year ended December 31, 2024, operating profit was $113 million compared to $140 million for the corresponding period of 2023.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity. In recent years, oil prices have remained volatile and economic and geopolitical uncertainty continues to drive commodity price volatility globally. Despite lower North American rig count resulting from enhancements in technology leading to increased rig efficiencies, we maintain a constructive outlook for our market. Amid these dynamics, we will continue to support our customers, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

We see the evolution in energy transition investments to reduce atmospheric carbon, source carbon capture, storage and new energy streams as an opportunity for DNOW to supply many of the current products and services we provide, as well as an opportunity to partner and source from new suppliers to expand our offering and to meet our customers’ needs for their energy evolution investments. A number of our larger customers are leading the investments in energy evolution projects where we expect to continue to support them while expanding our product and solution offerings to meet their changing requirements. Part of our growth strategy is to expand our revenues by targeting new customers in non-oil and gas end markets, in addition to servicing those customers that will play a part in the future of the evolving mix of traditional and new sources of energy.

Results of Operations

Consolidated Results

Years Ended December 31, 2024 and December 31, 2023

The results of operations are presented before consideration of the noncontrolling interest. A summary of the Company’s revenue and operating profit by segment in 2024 and 2023 follows (in millions):

	Year Ended December 31,		Variance
	2024	2023	$
Revenue:
United States	$1,880	$1,749	$131
Canada	253	282	(29)
International	240	290	(50)
Total revenue	$2,373	$2,321	$52

Operating profit:
United States	$95	$104	$(9)
Canada	13	21	(8)
International	5	15	(10)
Total operating profit	$113	$140	$(27)

United States

Revenue was $1,880 million for the year ended December 31, 2024, an increase of $131 million or 7.5% compared to the year ended December 31, 2023. The increase in the period was primarily driven by incremental revenue from acquisitions completed in 2024 partially offset by a decline in U.S. rigs and completions.

Operating profit was $95 million for the year ended December 31, 2024, a decline of $9 million compared to operating profit of $104 million for the year ended December 31, 2023. Operating profit decreased primarily due to an increase in expenses related to acquisitions completed in 2024, partially offset by the increase in revenue discussed above.

Canada

Revenue was $253 million for the year ended December 31, 2024, a decline of $29 million or 10.3% compared to the year ended December 31, 2023. The decrease was due to lower project related activity as well as an unfavorable foreign exchange rate impact.

Our Canadian revenue was approximately 11% of total revenue in 2024, compared to 12% in 2023. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was unfavorably impacted by approximately $4 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $13 million for the year ended December 31, 2024, a decline of $8 million compared to operating profit of $21 million for the year ended December 31, 2023. Operating profit decreased primarily due to the decline in revenue discussed above.

International

Revenue was $240 million for the year ended December 31, 2024, a decline of $50 million or 17.2% compared to the year ended December 31, 2023. The decrease was primarily driven by weaker project activity.

Our international revenue was approximately 10% of total revenue in 2024, compared to 12% in 2023. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Our international segment revenue was favorably impacted by approximately $2 million due to changes in foreign currency exchange rates over the prior year.

Operating profit was $5 million for the year ended December 31, 2024, a decline of $10 million compared to operating profit of $15 million for the year ended December 31, 2023. For the year ended December 31, 2024, operating profit decreased primarily due to an increase in expense of $9 million related to the restructuring plan in the International segment and revenue decline discussed above.

Cost of products

Cost of products was $1,838 million for the year ended December 31, 2024 compared to $1,786 million for the year ended December 31, 2023, an increase of $52 million. The increase was primarily due to the increase in revenue in the period. Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

Warehousing, selling and administrative expenses were $416 million for the year ended December 31, 2024 compared to $395 million for the year ended December 31, 2023, an increase of $21 million. The increase was primarily driven by an increase in expenses related to acquisitions completed in 2024. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate general selling and administrative expenses.

Impairment and other charges

Impairment and other charges were $6 million for the year ended December 31, 2024 compared to nil for the year ended December 31, 2023. For the year ended December 31, 2024, the Company recognized approximately $6 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Other income (expense)

Other income was $1 million for the year ended December 31, 2024 compared to other expense of $2 million for the year ended December 31, 2023. For the year ended December 31, 2024, other income improvement was primarily attributable to an increase in interest income.

Provision (benefit) for income taxes

The effective tax rate for the years ended December 31, 2024, and December 31, 2023 was 28.1% and (79.7%), respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2024, the effective tax rate was also impacted by foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit, foreign tax credits expiring unused in the period, and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2023, the effective tax rate benefit was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom.

Consolidated Results

Years Ended December 31, 2023 and December 31, 2022

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 15, 2024.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results of operations as determined by GAAP, we disclose non-GAAP financial measures. The primary non-GAAP financial measure we disclose is earnings before interest, taxes, depreciation and amortization, excluding other costs (“EBITDA excluding other costs”) and EBITDA excluding other costs as of percentage of revenue. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

We use EBITDA excluding other costs internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing operating performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Year Ended December 31,
	2024	As a % of revenue	2023	As a % of revenue	2022	As a % of revenue
GAAP net income attributable to DNOW Inc. (1)	$81	3.4%	$247	10.6%	$128	6.0%

Net income attributable to noncontrolling interest	1		1		1
Interest expense (income), net	(6)		(4)		(1)
Income tax provision (benefit)	32		(110)		10
Depreciation and amortization	34		26		19
Other costs:
Stock-based compensation	13		15		11
Other (2)	21		9		7
EBITDA excluding other costs	$176	7.4%	$184	7.9%	$175	8.2%
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

For the year ended December 31, 2024, Other included International restructuring charges of $9 million of which approximately $6 million of foreign currency translation losses included in impairment and other charges, approximately $2 million of inventory write-downs included in cost of products and $1 million of other exit costs included in warehousing, selling and administrative. Additionally, Other also included transaction-related charges of approximately $12 million, of which approximately $5 million were included in cost of products and approximately $7 million included in warehousing, selling and administrative. Transaction-related charges include transaction costs, inventory fair value step-up, retention bonus accruals and integration expenses associated with acquisitions.

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

At December 31, 2024 and 2023, we had cash and cash equivalents of $256 million and $299 million, respectively. As of December 31, 2024, $93 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. For the year ended December 31, 2024, we repatriated $9 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities offset by any available foreign tax credits may result.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of December 31, 2024, we had no borrowings against our revolving credit facility and had approximately $433 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $300 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2024, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

In connection with acquisitions in 2024, the Company is committed to total future retention payments of up to $13 million payable in 2026 and 2027. Payments are due to various employees if non-financial post combination service conditions are met pursuant to the terms and conditions of the retention agreements.

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$298	$188	$—
Net cash provided by (used in) investing activities	(304)	(48)	(87)
Net cash provided by (used in) financing activities	(33)	(55)	(10)

Fiscal Year 2024 Compared to Fiscal Year 2023

Net cash provided by operating activities was $298 million in 2024 compared to $188 million in 2023. Cash provided in 2024 was primarily driven by $82 million of net income, plus $97 million of reconciling adjustments, primarily depreciation and amortization, stock-based compensation and deferred income taxes, and a net decrease of $119 million in working capital. The improvement in 2024 was primarily driven by improved inventory efficiency and better collections on our receivables compared to 2023.

Net cash used in investing activities was $304 million in 2024 compared to $48 million in 2023. Cash used primarily related to business acquisitions of $299 million, net of cash acquired, in 2024 compared to $32 million, net of cash acquired, in 2023.

Net cash used in financing activities was $33 million in 2024 compared to $55 million in 2023. Cash used primarily related to the Company's payment of approximately $23 million for share repurchases in 2024 compared to $50 million in 2023.

Effect of the Change in Exchange Rates

For the year ended December 31, 2024, the effect of the change in exchange rates on cash flows was $4 million unfavorable compared to $2 million favorable for the years ended December 31, 2023.

For discussion related to the cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 15, 2024.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. We expect capital expenditures for fiscal year 2025 to approximate $20 million, primarily related to purchases of property, plant and equipment. We will continue to maintain capital discipline and monitor market dynamics, and we may adjust our capital expenditures accordingly.

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. The Company has fully utilized this $80 million repurchase program as of December 31, 2024. For the year ended December 31, 2024, we repurchased 1,823,249 shares of our common stock for a total of $23 million. On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program.

Critical Accounting Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for credit losses, inventory reserves, goodwill, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Allowance for Credit Losses

Accounts receivable consist of balances due from customers and are reported net of the allowance for credit losses, which represents their estimated net realizable value. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The Company measures the allowance for credit losses on trade receivables based on an evaluation of accounts receivable aging, and where applicable, specific reserves on an individual customer basis. The estimated allowance for credit losses reflects the Company’s immediate recognition of current expected credit losses by incorporating accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customers’ financial conditions and account receivables past due. Results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. At December 31, 2024 and 2023, allowance for credit losses totaled $15 million and $26 million, or 3.7% and 6.3% of gross accounts receivable, respectively.

Inventory Reserves

Inventories consist primarily of oilfield and industrial finished goods and work in process. Work in process primarily consists of inventory and labor related to customer specific engineered equipment. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2024 and 2023, inventory reserves totaled $17 million and $21 million, or 4.6% and 5.4% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

Goodwill

Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. Impairment of goodwill is tested at the reporting unit level which is defined as an operating segment or one level below that constitutes a business for which financial information is available and is regularly reviewed by management. We perform the goodwill impairment testing annually in the fourth quarter of each fiscal year, and more frequently on an interim basis, when an event occurs or changes in circumstances indicate that the fair value of a reporting unit may have declined below its carrying value. We use either a qualitative assessment or a quantitative assessment. If the qualitative assessment indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Events or circumstances which could indicate a probable impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

The Company has recorded $230 million of goodwill as of December 31, 2024. We performed the qualitative assessment described above for the annual goodwill impairment test in 2024 and concluded it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows, multi-period excess earnings and relief from royalty. The Company engages third-party valuation advisors to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

As of December 31, 2024, the Company has recognized a valuation allowance of $21 million on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of those specific deferred tax assets. The change during the year in the valuation allowance was a reduction of $3 million in the U.S. and $1 million in other foreign jurisdictions primarily due to substantially completing the liquidation of certain foreign subsidiaries. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods. See Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

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

As of December 31, 2024, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not early adopt, and is currently assessing the impact of ASU 2024-03 in its consolidated financial statements and its disclosures. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public companies to expand the income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S., state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company will not early adopt, and is currently assessing the impact of ASU 2023-09 in its consolidated financial statements and in its disclosures. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), which requires enhanced segment disclosures primarily focusing on significant segment expense disclosures for both interim and annual periods. On January 1, 2024, the Company adopted this standard using modified retrospective transition method. See Note 17 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fourth of our 2024 net sales were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies, and therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2024, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound and the Australian dollar.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. During 2024, we reported a net foreign currency translation loss of $8 million, after the reclassification of accumulated foreign currency translation losses of approximately $6 million related to the substantial liquidation of certain foreign subsidiaries.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the years ended December 31, 2024, 2023 and 2022, we reported a net foreign currency transaction loss of $1 million, $1 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2024 compared to the average for 2023 remained flat compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar and Australian dollar decreased in relation to the U.S. dollar by 1% while the British pound increased in relation to the U.S dollar by approximately 3%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2024 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in $1 million change in net income for 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2024.

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
•
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
•
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. During 2024, the Company completed the acquisitions of Whitco Supply, LLC and Trojan Rentals, LLC, which represented approximately 12.5% of our consolidated revenues for the year ended December 31, 2024 and 11.7% of consolidated assets as of December 31, 2024. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of these acquired entities from its evaluation.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than increasing certain evidential matter, including documentation, in support of business combinations.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from Ernst & Young LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 is included in this annual report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2024, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,888,025	$11.16	6,434,283
Equity compensation plans not approved by security holders	—	—	—
Total	1,888,025	$11.16	6,434,283
(1)
Includes 836,747 shares of issuable performance-based awards if specific targets are met, and 149,732 shares of RSU which have no exercise price. Therefore these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.
(2)
Includes 6,434,283 shares issuable pursuant to the 2024 Plan in the form of stock options, restricted awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

10.12	Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (11)

10.13	DNOW Inc. 2024 Omnibus Incentive Plan (12)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DNOW Incentive Based Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(12)
Filed as an Exhibit to Registration Statement on Form S-8 filed on May 24, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNOW Inc.

Date: February 18, 2025

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

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 18, 2025
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	February 18, 2025
Mark B. Johnson

/s/ Richard J. Alario	Chairman of the Board	February 18, 2025
Richard J. Alario

/s/ Terry Bonno	Director	February 18, 2025
Terry Bonno

/s/ Galen Cobb	Director	February 18, 2025
Galen Cobb

/s/ Paul Coppinger	Director	February 18, 2025
Paul Coppinger

/s/ Karen David-Green	Director	February 18, 2025
Karen David-Green

/s/ Rodney Eads	Director	February 18, 2025
Rodney Eads

/s/ Sonya Reed	Director	February 18, 2025
Sonya Reed

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DNOW Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DNOW Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for acquisitions
Description of the Matter

As described in Note 21 to the consolidated financial statements, the Company completed two acquisitions during 2024 for total consideration of $299 million, net of cash acquired. The acquisitions have been accounted for using the acquisition method for recording business combinations.

Auditing the Company’s accounting for the acquisitions was complex due to the significant estimations required by management to determine the fair value of certain identified intangible assets of $42 million, principally consisting of customer relationships and trade names. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions, including assumptions that are forward looking and could be affected by future economic and market conditions. The Company, with the assistance of a third-party valuation firm, used a multi-period excess earnings model to measure customer relationships and relief-from-royalty method to measure trade names. The significant assumptions used in these models included, among others, forecasted EBITDA margin, attrition rate, and royalty rate.

How We Addressed the Matter in Our Audit

To test the estimated fair values of the customer relationship and trade name intangible assets, we performed audit procedures that included, among others, evaluating the valuation methodologies and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we performed audit procedures, assisted by our valuation professionals, that included sensitivity analysis and compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired businesses and to other guidelines companies within the same industry.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DNOW Inc.

Opinion on Internal Control Over Financial Reporting

We have audited DNOW Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DNOW Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Whitco Supply, LLC and Trojan Rentals, LLC, which is included in the 2024 consolidated financial statements of the Company and, collectively, constituted 11.7% of assets as of December 31, 2024, and 12.5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Whitco Supply, LLC and Trojan Rentals, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 18, 2025

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$256	$299
Receivables, net	388	384
Inventories, net	352	366
Prepaid and other current assets	32	19
Total current assets	1,028	1,068
Property, plant and equipment, net	157	131
Deferred income taxes	93	118
Goodwill	230	139
Intangibles, net	65	28
Other assets	48	45
Total assets	$1,621	$1,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$300	$288
Accrued liabilities	130	120
Other current liabilities	12	10
Total current liabilities	442	418
Long-term operating lease liabilities	29	30
Other long-term liabilities	22	18
Total liabilities	493	466
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 105,652,963 and 106,257,565 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	2,023	2,032
Accumulated deficit	(747)	(828)
Accumulated other comprehensive loss	(153)	(145)
DNOW Inc. stockholders' equity	1,124	1,060
Noncontrolling interest	4	3
Total stockholders' equity	1,128	1,063
Total liabilities and stockholders' equity	$1,621	$1,529

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,373	$2,321	$2,136
Operating expenses:
Cost of products	1,838	1,786	1,630
Warehousing, selling and administrative	416	395	365
Impairment and other charges	6	—	10
Operating profit	113	140	131
Other income (expense)	1	(2)	8
Income before income taxes	114	138	139
Income tax provision (benefit)	32	(110)	10
Net income	82	248	129
Net income attributable to noncontrolling interest	1	1	1
Net income attributable to DNOW Inc.	$81	$247	$128
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.75	$2.26	$1.14
Diluted	$0.74	$2.24	$1.13
Weighted-average common shares outstanding, basic	106	107	111
Weighted-average common shares outstanding, diluted	107	108	111

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$82	$248	$129
Other comprehensive income:
Foreign currency translation adjustments	(8)	5	(3)
Comprehensive income	74	253	126
Comprehensive income attributable to noncontrolling interest	1	1	1
Comprehensive income attributable to DNOW Inc.	$73	$252	$125

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$82	$248	$129
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34	26	19
Provision for inventory	5	9	6
Impairment and other charges	6	—	10
Stock-based compensation	13	15	11
Deferred income taxes	25	(119)	1
Other, net	14	18	4
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	81	16	(95)
Inventories	80	12	(138)
Prepaid and other current assets	(8)	7	(10)
Accounts payable, accrued liabilities and other, net	(34)	(44)	63
Net cash provided by (used in) operating activities	298	188	—
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(299)	(32)	(80)
Purchases of property, plant and equipment	(9)	(17)	(9)
Other, net	4	1	2
Net cash provided by (used in) investing activities	(304)	(48)	(87)
Cash flows from financing activities:
Repurchases of common stock	(23)	(50)	(7)
Payments relating to finance leases and other, net	(10)	(5)	(3)
Net cash provided by (used in) financing activities	(33)	(55)	(10)
Effect of exchange rates on cash and cash equivalents	(4)	2	(4)
Net change in cash and cash equivalents	(43)	87	(101)
Cash and cash equivalents, beginning of period	299	212	313
Cash and cash equivalents, end of period	$256	$299	$212
Supplemental disclosures of cash flow information:
Income taxes paid, net	$6	$10	$11
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$1	$1	$1

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2021	111	$1	$2,060	$(1,203)	$(147)	$—	$1	$712
Net income	—	—	—	128	—	—	1	129
Common stock repurchased	—	—	—	—	—	(7)	—	(7)
Common stock retired	(1)	—	(7)	—	—	7	—	—
Stock-based compensation	—	—	11	—	—	—	—	11
Exercise of stock options	—	—	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
December 31, 2022	110	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	—	247	—	—	1	248
Common stock repurchased	—	—	—	—	—	(50)	—	(50)
Common stock retired	(4)	—	(50)	—	—	50	—	—
Stock-based compensation	—	—	15	—	—	—	—	15
Exercise of stock options	—	—	2	—	—	—	—	2
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	—	5	—	—	5
December 31, 2023	106	$1	$2,032	$(828)	$(145)	$—	$3	$1,063
Net income	—	—	—	81	—	—	1	82
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	(2)	—	(23)	—	—	23	—	—
Stock-based compensation	—	—	13	—	—	—	—	13
Exercise of stock options	1	—	5	—	—	—	—	5
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	—	(8)	—	—	(8)
December 31, 2024	106	$1	$2,023	$(747)	$(153)	$—	$4	$1,128

See notes to consolidated financial statements.

DNOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc., (“DNOW” or the “Company”), is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW brand along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. DNOW is a distributor of energy and industrial products through its 165 locations in the United States (“U.S.”), Canada and select international locations which are geographically positioned to serve the energy and industrial markets. Additionally, through the Company’s DigitalNOW® platform, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

The Company’s product and service offerings are consumed throughout the energy industry – from upstream drilling and completion, exploration and production, midstream transmission, gas and crude oil processing infrastructure development to downstream petroleum refining and petrochemicals – as well as in other industries, such as chemical processing, mining, water/wastewater, food and beverage, gas utilities and the evolution of energy transition markets inclusive of greenhouse gas reduction and emissions capture and storage, renewable fuels such as biofuels and renewable natural gas, wind, solar, production of hydrogen as a fuel to power equipment and select industrial markets. The energy and industrial distribution end markets we serve are inclusive of engineering and construction firms that perform capital and maintenance projects for their clients. DNOW also provides supply chain and materials management solutions to the same markets where the Company sells products. DNOW’s supplier network consists of thousands of vendors in approximately 30 countries.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not early adopt, and is currently assessing the impact of ASU 2024-03 in its consolidated financial statements and its disclosures. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public companies to expand the income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S., state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company will not early adopt, and is currently assessing the impact of ASU 2023-09 in its consolidated financial statements and in its disclosures. The Company does not expect the adoption of this standard to have a material impact in its consolidated statements.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), which requires enhanced segment disclosures primarily focusing on significant segment expense disclosures for both interim and annual periods. On January 1, 2024, the Company adopted this standard using modified retrospective transition method. See Note 17 “Business Segments” for additional information.

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

Inventories

Inventories consist primarily of oilfield and industrial finished goods and work in process. Work in process primarily consists of inventory and labor related to customer specific engineered equipment. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of December 31, 2024 and 2023, the Company reported inventory of $352 million and $366 million, respectively (net of inventory reserves of $17 million and $21 million, respectively).

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

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, and reflected in impairment and other charges in the consolidated statements of operations. See Note 16 “Accumulated Other Comprehensive Income (Loss)” for additional information.

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other income (expense). Net foreign currency transactions were a loss of $1 million, $1 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in other income (expense) in the accompanying consolidated statements of operations.

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

Warehousing, Selling and Administrative Expenses

Warehousing, selling and administrative expenses include branch location, supercenter and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate general selling and administrative expenses.

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

Concentration of Credit Risk

The Company grants credit to its customers, which operate primarily in the energy, industrial and manufacturing markets. Concentrations of credit risk are limited because the Company has a large number of geographically diverse customers, thus spreading trade credit risk. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers’ financial condition and, generally, does not require collateral but may require letters of credit or prepayments for certain sales. Allowance for credit losses is estimated based on an evaluation of accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. Balances that remain outstanding after the Company has used reasonable collection efforts are written off. As of December 31, 2024, the Company had one customer in the U.S. segment that represented approximately 10% of total revenues.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for credit losses, inventory reserves, impairment of goodwill and other long-lived assets, purchase price allocation of acquisitions, stock-based compensation and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of December 31, 2024 and 2023, contracts assets were approximately $1 million and less than $1 million, respectively, and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of December 31, 2024 and 2023, contract liabilities were $31 million and $28 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. The increase in contract liabilities for the year ended December 31, 2024, was primarily related to net current year customer deposits of approximately $24 million, partially offset by recognizing revenue of approximately $21 million, that was deferred as of December 31, 2023.

See Note 17 “Business Segments” for the disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for credit losses.

Activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2024	2023	2022
Allowance for credit losses
Beginning balance	$26	$25	$25
Additions (deductions) charged to expenses	(2)	2	2
Charge-offs and other	(9)	(1)	(2)
Ending balance	$15	$26	$25

5. Inventories, net

Inventories consist primarily of (in millions):

	December 31,
	2024	2023
Work in process	$17	$33
Finished goods and other	352	354
Total inventory	369	387
Less: Inventory reserves	(17)	(21)
Inventories, net	$352	$366

6. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2024	2023
Information technology assets	1-7 Years	$45	$46
Operating equipment (1)	2-15 Years	152	126
Buildings and land (2)	5-35 Years	100	97
Finance lease ROU assets	2-7 Years	46	38
Construction in progress		3	2
Total property, plant and equipment		346	309
Less: accumulated depreciation		(189)	(178)
Property, plant and equipment, net		$157	$131
(1)
Includes rental equipment of $92 million and $66 million as of December 31, 2024, and 2023, respectively.
(2)
Land has an indefinite life.

Depreciation expense was $27 million, $21 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2024	2023
Compensation and other related expenses	$33	$38
Contract liabilities	31	28
Taxes (non-income)	15	15
Current portion of operating lease liabilities	13	11
Other	38	28
Total	$130	$120

8. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2022 (1)	$116	$—	$—	$116
Additions	23	—	—	23
Balance at December 31, 2023	$139	$—	$—	$139
Additions	91	—	—	91
Balance at December 31, 2024	$230	$—	$—	$230
(1)
Net of prior years accumulated impairment of $518 million, $87 million and $99 million in the U.S., Canada and International segments, respectively.

During the fourth quarter of 2024, 2023 and 2022, the Company performed its annual goodwill impairment assessment using a qualitative assessment that did not indicate a more detailed quantitative analysis was necessary. This assessment evaluated changes in macroeconomic conditions, overall industry and market considerations and company-specific business metrics, performance and events. See Note 21 “Acquisitions” for additional information.

9. Intangibles, net

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names and patents acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives. Intangible assets that are fully amortized are removed from the disclosures. See Note 21 “Acquisitions” for additional information.

No impairment for intangible assets was recognized for the years ended December 31, 2024, 2023 and 2022.

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2024:
Trade names and patents	$22	$(2)	$20
Customer relationships	52	(8)	44
Other	4	(3)	1
Total identified intangibles	$78	$(13)	$65

December 31, 2023:
Trade names and patents	$2	$(1)	$1
Customer relationships	29	(4)	25
Other	4	(2)	2
Total identified intangibles	$35	$(7)	$28

Amortization expense was $7 million, $5 million and $2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31,	Estimated Amortization Expense
2025	$8
2026	7
2027	7
2028	7
2029	7

10. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$97	$106	$108
Foreign	17	32	31
Income before income taxes	$114	$138	$139

The provision (benefit) for income taxes for 2024, 2023 and 2022 consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S. Federal:
Current	$—	$—	$—
Deferred	22	(99)	—
	22	(99)	—
U.S. State:
Current	1	1	—
Deferred	2	(15)	—
	3	(14)	—
Foreign:
Current	6	8	9
Deferred	1	(5)	1
	7	3	10
Income tax provision (benefit)	$32	$(110)	$10

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Income tax provision at federal statutory rate	$24	$29	$29
Foreign tax rate differential	1	1	1
State income tax provision, net of federal benefit	3	4	4
Nondeductible expenses	4	2	2
Currency translation losses	1	—	2
Capital loss carryforward	—	—	(2)
Foreign tax credits	2	—	—
Change in valuation allowance	(4)	(148)	(28)
Other	1	2	2
Income tax provision (benefit)	$32	$(110)	$10
Effective tax rate	28.1%	(79.7)%	7.2%

In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2024, the effective tax rate was also impacted by foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit, foreign tax credits expiring unused in the period, and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2023, the effective tax rate was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom. For the year ended December 31, 2022, the effective tax rate was primarily driven by the recognition of tax expense from earnings in Canada offset by current year realization of deferred tax assets and corresponding release of valuation allowance in the U.S., as well as impairment charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2023	2022
Deferred tax assets:
Allowances and operating liabilities	$6	$6	$6
Net operating loss carryforwards	43	58	76
Foreign tax credit carryforwards	6	7	7
Allowance for credit losses	3	5	5
Inventory reserve	8	8	9
Stock-based compensation	3	4	5
Intangible assets	27	36	45
Capital loss carryforward	11	12	12
Tax over book basis in depreciable assets	3	4	4
Lease liabilities	15	15	11
Other	3	2	3
Total deferred tax assets	128	157	183
Deferred tax liabilities:
ROU assets	(14)	(14)	(10)
Other	—	—	(1)
Total deferred tax liabilities	(14)	(14)	(11)
Net deferred tax assets before valuation allowance	114	143	172
Valuation allowance	(21)	(25)	(173)
Net deferred tax assets (liabilities)	$93	$118	$(1)

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

As of December 31, 2024, the Company recognized a valuation allowance of $21 million on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company will be able to realize the benefits of those specific deferred tax assets. The total change during the year in the valuation allowance was a reduction of $4 million. The valuation allowance against U.S. deferred tax assets was reduced by $3 million due to utilization of capital loss carryforwards and expiration of foreign tax credits. The valuation allowance against deferred tax assets in other foreign jurisdictions was reduced by $1 million primarily due to substantially completing the liquidation of certain foreign subsidiaries. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods.

During the fourth quarter of 2023, the Company evaluated all positive and negative evidence in line with the assumptions and judgments described above, noting that the Company had demonstrated indicators of realizability including a sustained recent earnings history, recent realization of deferred tax assets, and expectations of future taxable income (exclusive of reversing temporary differences). The Company believed that sufficient positive evidence existed as of December 31, 2023, to conclude that it was more-likely-than-not that the Company will realize substantially all of the Company’s deferred tax assets. As such, the Company released the majority of its valuation allowance, recognizing a non-cash deferred tax benefit in the fourth quarter of 2023 of $126 million. The total change during the year in the valuation allowance was $142 million in the U.S., $3 million in Canada and $3 million in other foreign jurisdictions.

There are no uncertain tax positions as of any of the periods presented. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy. For the year ended December 31, 2024, the Company did not record any income tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2020 and outside the U.S. for the tax years ending after 2018.

In the U.S., the Company has $162 million of federal net operating loss carryforwards as of December 31, 2024, of which $15 million will expire in 2037 and $147 million have no expiration. The Company recorded a deferred tax asset of $34 million for the U.S. federal net operating loss carryforwards. The Company has $123 million of state net operating loss carryforwards as of December 31, 2024, with the majority either expiring after 2034 or have no expiration. The Company recorded a deferred tax asset of $6 million for the U.S. state net operating loss carryforwards. Outside the U.S., the Company has $15 million of net operating loss carryforwards as of December 31, 2024, of which $6 million will expire between 2027 and 2036 and $9 million have no expiration. The potential tax benefit of $3 million for non-U.S. net operating loss carryforwards has been reduced by a $3 million valuation allowance. As of December 31, 2024, the Company has $6 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2025 and 2027. The potential tax benefit of $6 million for foreign tax credits has been reduced by a $6 million valuation allowance. In the event the Company ultimately realizes the benefit of these net operating loss carryforwards and foreign tax credits, future income tax payments will also be reduced.

As of December 31, 2024, the Company has an immaterial amount of undistributed foreign earnings that may be subject to taxation upon a future distribution. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits. The Company has not recorded deferred income taxes on other outside basis differences inherent in the Company’s foreign subsidiaries that it considers to be indefinitely reinvested, as such determination is not practicable.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of December 31, 2024, the Company had no borrowings against the Credit Facility and approximately $433 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99% subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2025.

12. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. The Company has fully utilized this $80 million repurchase program as of December 31, 2024. On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may from time to time repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until settled. Share repurchases made after December 31, 2022, are subject to a 1% excise tax, as enacted under the Inflation Reduction Act of 2022. The impact of this 1% excise tax was less than $1 million for the years ended December 31, 2024 and 2023.

Information regarding the shares repurchased was as follows:

	Year Ended December 31,
	2024	2023	2022
Total cost of shares repurchased (in millions)	$23	$50	$7
Average price per share (1)	$13.12	$10.77	$10.82
Number of shares repurchased	1,823,249	4,547,694	653,819
(1)
Excludes 1% excise tax on shares repurchased in 2024 and 2023. Excise tax was not required in 2022.

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the years ended December 31, 2024, 2023 and 2022, net income attributable to noncontrolling interest was $1 million each year, respectively.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of December 31, 2024 and December 31, 2023, the VIE’s assets were primarily current assets of $10 million and $19 million, respectively, and the liabilities were primarily current liabilities of $2 million and $8 million, respectively.

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

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms. As of December 31, 2024, the weighted-average remaining lease terms were approximately 4 years for both operating leases and finance leases, and the weighted-average discount rates were 6.7% for operating leases and 6.5% for finance leases.

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2024	2023
Assets
Operating	Other assets	$40	$40
Finance	Property, plant and equipment, net	24	21
Total ROU assets		$64	$61

Liabilities
Current
Operating	Accrued liabilities	$13	$11
Finance	Other current liabilities	10	7
Long-term
Operating	Long-term operating lease liabilities	29	30
Finance	Other long-term liabilities	15	15
Total lease liabilities		$67	$63

Components of lease expense is as follows (in millions):

		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease cost (1)	Warehousing, selling and administrative	$18	$18	$16
Finance lease ROU asset depreciation (2)	Warehousing, selling and administrative	10	6	4
Short-term lease cost	Warehousing, selling and administrative	6	6	5
Variable lease cost	Warehousing, selling and administrative	2	3	3
Sublease income	Warehousing, selling and administrative	(2)	(3)	(2)
(1)
Included in other, net adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statement of cash flows.
(2)
Included in depreciation and amortization in the consolidated statement of cash flows. Interest on finance lease liabilities is $1 million, $1 million and less than $1 million in 2024, 2023 and 2022, respectively.

Supplemental disclosure of cash flow information is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19	$18	$21
Financing cash flows from finance leases (1)	11	7	5
ROU assets obtained in exchange for new lease liabilities
Operating	$17	$18	$25
Finance	13	17	9
(1)
Interest payments from finance lease liabilities is $1 million, $1 million and less than $1 million in 2024, 2023 and 2022, respectively.

Maturity of lease liabilities as of December 31, 2024 were as follows (in millions):

	Operating Lease	Finance Lease
2025	$16	$11
2026	12	10
2027	8	5
2028	5	1
2029	2	—
Thereafter	5	1
Total future lease payments	48	28
Less: interest	(6)	(3)
Present value of lease liabilities	$42	$25

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

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2024, the Company was contingently liable for approximately $10 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

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

The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instruments is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are computed using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange rates at each financial reporting date. As of December 31, 2024 and 2023, the fair value of the Company’s foreign currency forward contracts totaled an asset of less than $1 million and a liability of less than $1 million. The Company’s foreign currency forward contract assets were included in prepaid and other current assets in the consolidated balance sheets and the Company’s foreign currency forward contract liabilities were included in other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded a loss of $1 million each year respectively, related to changes in fair value. All gains and losses were included in other income (expense) in the consolidated statements of operations. The notional principal associated with those contracts was $16 million, $15 million and $7 million as of December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

16. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation Adjustments
	Year Ended December 31,
	2024	2023
Beginning balance	$(145)	$(150)
Other comprehensive income (loss) before reclassifications	(14)	5
Amounts reclassified from accumulated other comprehensive income (loss)	6	—
Net current-period other comprehensive income (loss)	(8)	5
Ending balance	$(153)	$(145)

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

For the year ended December 31, 2024, the Company reclassified approximately $6 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in its International segment. Such foreign currency translation losses were reclassified from the component of AOCI into earnings, reflected in impairment and other charges in the consolidated statement of operations.

17. Business Segments

The Company has three reportable segments – United States, Canada and International. These segments were determined primarily based on geographical markets. The Chief Operating Decision Maker (“CODM”) uses operating profit to evaluate segment performance and allocate resources. Operating profit is revenue less cost of products, warehousing, selling and administrative expenses and impairment and other charges. The Company’s Chief Executive Officer has been identified as the CODM. The Company has disclosed for each reportable segment the significant expense categories that are reviewed by the CODM in the tables below and there are no additional significant expenses within the expense categories presented.

United States

The Company has approximately 110 locations in the U.S., which are geographically positioned to serve the upstream, midstream, downstream and renewable energy and industrial markets.

Canada

The Company has a network of approximately 40 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan, Manitoba and other locations across the country. The Company’s Canadian segment primarily serves the energy exploration, production, mining and drilling business.

International

The Company serves the needs of its international customers from approximately 15 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development areas. The Company’s International segment primarily serves the energy exploration, production and drilling business.

In the third quarter of 2024, we began a plan to restructure operations in the International segment to optimize efficiencies and to improve operating margins. For the year ended December 31, 2024, the Company recognized $9 million in charges, including approximately $6 million of foreign currency translation losses included in impairment and other charges, approximately $2 million of inventory write-downs included in cost of products and $1 million of other exit costs included in warehousing, selling and administrative. We could incur additional non-cash foreign currency translation losses as we complete the International restructuring; however, we do not expect the remaining restructuring related liabilities to be material.

The following table presents revenues, significant segment expenses and other segments items included in operating profit for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2024
Revenue	$1,880	$253	$240	$2,373
Less:
Cost of products	1,456	189	193	1,838
Warehousing, selling and administrative expenses	329	51	36	416
Impairment and other charges	—	—	6	6
Operating profit	$95	$13	$5	113
Other income (expense)				1
Income before income taxes				$114

2023
Revenue	$1,749	$282	$290	$2,321
Less:
Cost of products	1,343	207	236	1,786
Warehousing, selling and administrative expenses	302	54	39	395
Operating profit	$104	$21	$15	140
Other income (expense)				(2)
Income before income taxes				$138

2022
Revenue	$1,591	$315	$230	$2,136
Less:
Cost of products	1,214	231	185	1,630
Warehousing, selling and administrative expenses	274	54	37	365
Impairment and other charges	—	—	10	10
Operating profit (loss)	$103	$30	$(2)	131
Other income (expense)				8
Income before income taxes				$139

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2024
Property, plant and equipment, net	$135	$11	$11	$157
Total assets	1,299	177	145	1,621
Depreciation and amortization	31	2	1	34

2023
Property, plant and equipment, net	$106	$12	$13	$131
Total assets	1,192	177	160	1,529
Depreciation and amortization	23	2	1	26

2022
Property, plant and equipment, net	$95	$11	$13	$119
Total assets	991	179	150	1,320
Depreciation and amortization	16	2	1	19

The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2024	2023	2022
Product Category
Pumps, production and drilling	$623	$639	$531
Pipe	395	422	432
Valves	520	437	409
Fittings and flanges	475	433	389
Mill tool, MRO, safety and other	360	390	375
Total	$2,373	$2,321	$2,136

18. Earnings Per Share (“EPS”)

Basic EPS is based on net income attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Diluted EPS includes the above, plus unvested restricted stock awards, unvested restricted units, unvested performance stock awards, and unexercised stock options, to the extent these instruments dilute EPS.

For the years ended December 31, 2024, 2023 and 2022, a total of less than 1 million, 1 million and 2 million, respectively, of dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to DNOW Inc.	$81	$247	$128
Less: net income attributable to participating securities	(1)	(4)	(2)
Net income attributable to DNOW Inc. stockholders	$80	$243	$126
Denominator:
Weighted average basic common shares outstanding	106,354,586	107,395,890	110,676,078
Effect of dilutive securities	793,824	1,026,865	548,311
Weighted average diluted common shares outstanding	107,148,410	108,422,755	111,224,389
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.75	$2.26	$1.14
Diluted	$0.74	$2.24	$1.13

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

19. Stock-based Compensation and Outstanding Awards

Under the terms of the DNOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provided for the grant of stock options, restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), and performance stock awards (“PSAs”). The Plan had a ten-year term which expired in May 2024. Since the Plan expired in May 2024, no further awards can be made under the Plan after such expiration date. On May 22, 2024, the Company’s shareholders approved the DNOW Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). Under the new 2024 Plan, the shares initially available for grant under such plan was the sum of (i) 1,973,000 shares (which was approved by the Company’s shareholders) and (ii) the number of shares that remained available for issuance under the Plan at the time of its expiration, which were rolled over into the new 2024 Plan. The 2024 Plan will permit awards to be granted until 2034, including the granting of RSAs, RSUs, PSAs, stock options, and stock appreciation rights.

Stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022 totaled $13 million, $15 million and $11 million, respectively. The tax effected benefit for share-based compensation arrangements was $2 million each year for the years ended December 31, 2024, 2023 and 2022, respectively.

Each of the stock-based compensation arrangements are discussed below.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have a 7-year contractual term and vest over a 3-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company. The Company did not grant stock option awards in 2024, 2023 and 2022.

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	2,012	$13.36
Granted	—	—
Forfeited and expired	(422)	23.67
Exercised	(688)	9.90
Outstanding as of December 31, 2024	902	$11.16	2.3	$2
Exercisable at December 31, 2024	902	$11.16	2.3	$2

The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $3 million, less than $1 million and $1 million, respectively. Cash received from exercises of stock options was $6 million for the year ended December 31, 2024.

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

The following table summarizes award activity for RSAs and RSUs:

RSAs / RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2023	1,953	$10.91
Granted	1,050	13.60
Vested (1)	(370)	10.10
Forfeited	(132)	11.43
Nonvested as of December 31, 2024	2,501	$12.13
(1)
110 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $13.60, $12.56 and $9.89 for RSAs and RSUs granted for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized compensation cost related to RSAs and RSUs was $14 million, which is expected to be recognized over a weighted average period of 1.3 years. The total vest-date fair value of shares vested for the years ended December 31, 2024, 2023 and 2022 was $5 million, $3 million, and $2 million, respectively.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2023	1,026	$13.22
Granted	470	14.17
Vested (1)	(516)	11.79
Forfeited	(143)	14.70
Nonvested as of December 31, 2024	837	$14.38
(1)
209 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2024, 2023 and 2022 was $14.17, $15.52 and $11.08, respectively. As of December 31, 2024, unrecognized compensation cost related to PSAs was $5 million, which is expected to be recognized over a weighted average period of 1.1 year. The total vest-date fair value of PSAs vested for the year ended December 31, 2024, 2023 and 2022 was $7 million, $1 million and less than $1 million, respectively.

20. Employee Benefit Plans

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2024, 2023 and 2022, the costs for defined contribution plans were $6 million, $6 million and $5 million, respectively.

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

Defined Benefit Pension Plans

Historically, the Company sponsored two defined benefit plans in the United Kingdom under which accruals of pension benefits have ceased. In 2020, the Company made lump-sum payments and entered into a buy-in annuity contract in connection with the de-risking both plans. During 2023, transfers were made to complete the buy-out of the remaining liability of the annuity contract. As a result of the 2023 transfers, the buy-in policies were converted into buy-out policies, and the plans were effectively settled.

Net periodic benefit cost (income) for the Company’s defined benefit plans was cost of $1 million and income of less than $1 million for the years ended December 31, 2023 and 2022, respectively, and were included in other income (expense) in the consolidated statement of operations. The Company immediately recognizes actuarial gains and losses in other income (expense), which are generally measured annually and recorded in the fourth quarter, unless an earlier remeasurement is required.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United Kingdom using a measurement date of December 31, 2023, is as follows (in millions):

Pension Benefits
At year end	2023
Benefit obligation at beginning of year	$4
Actuarial loss (gain)	—
Plan settlements	(4)
Foreign currency exchange rate changes	—
Benefit obligation at end of year	$—

Fair value of plan assets at beginning of year	$6
Actual return	—
Plan settlements	(5)
Foreign currency exchange rate changes and other	(1)
Fair value of plan assets at end of year	$—

Funded status	—
Accumulated benefit obligation at end of year	$—

The Company estimated income or expense related to its pension and postretirement plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets, adjusted for current period actuarial gains and losses. Assumed long-term rates of return on plan assets and discount rates varied according to the local economic conditions.

The assumption rates used for net periodic benefit costs are as follows:

	December 31,
	2023	2022
Discount rate:	4.10% - 5.10%	1.20% - 1.80%
Expected return on assets:	4.00% - 5.12%	1.10% - 2.22%

Historically, both plans had plan assets in excess of projected benefit obligations. As the plans were settled in 2023, the Company will not pay future benefit amounts, and does not expect to contribute to its defined benefit pension plans in the future.

21. Acquisitions

2024 Acquisitions

For the year ended December 31, 2024, the Company completed the acquisitions of Whitco Supply, LLC and Trojan Rentals, LLC for an aggregate purchase price consideration of approximately $299 million, net of cash acquired. These acquisitions expand the company’s energy products and solutions in the U.S. The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $91 million and intangible assets of $42 million in the U.S. segment, which are subject to change. The primary areas of the preliminary valuation that are not yet finalized relate to the valuation of identifiable intangible assets acquired and the fair value of certain tangible assets acquired. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately. For the year ended December 31, 2024, the Company recognized approximately $3 million in acquisition-related costs.

The following table summarizes the preliminary purchase price allocation detail as of the acquisition dates and the measurement period adjustments for acquisitions closed during fiscal years 2024 (in millions):

	2024 Acquisitions	Measurement period adjustments	As of December 31, 2024
Net purchase price, net of cash acquired	$300	$(1)	$299

Fair value of net assets acquired:
Current assets other than cash	170	1	171
Property, plant and equipment	36	—	36
Trade names and patents (1)	19	—	19
Customer relationships (1)	23	—	23
Other long-term assets	5	3	8
Current liabilities	(44)	(1)	(45)
Other long-term liabilities	(2)	(2)	(4)
Total fair value of net assets acquired	207	1	208
Goodwill (2)	$93	$(2)	$91
(1)
Intangible assets acquired are amortized over a 11-year weighted average period.
(2)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The full amount of goodwill recognized is expected to be deductible for income tax purposes.

The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of the acquisition. For the year ended December 31, 2024, actual results included in the consolidated statements of operations consist of approximately $297 million of revenue and approximately $15 million of net income from the acquisitions.

Pro Forma Financial Information (unaudited)

The unaudited pro forma information has been presented as if the acquisitions occurred on January 1, 2023. This information is based on historical results of operations, adjusted to give effect to pro forma events that are directly attributable to the acquisitions and factually supportable. The pro forma information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions occurred at the beginning of fiscal year 2023.

The unaudited pro forma revenue on consolidated statements of operations with the acquisitions for the years ended December 31, 2024 and 2023 would estimate approximately $2,545 million and $2,824 million, respectively. The unaudited pro forma net income for the years ended December 31, 2024 and 2023 would estimate approximately $108 million and $286 million, respectively.

These amounts have been calculated by applying the Company’s accounting policies and adjusting for the incremental depreciation, amortization, and cost of products sold related to the fair value step-up, as if the acquisitions had occurred on January 1, 2023, including the consequential tax effects. Additionally, acquisition-related costs incurred during the year ended December 31, 2024, have been reclassified to the year ended December 31, 2023, along with the corresponding tax effects.

2023 Acquisitions

For the year ended December 31, 2023, the Company completed two acquisitions for a net purchase price consideration of approximately $33 million cash. These acquisitions expand product line offerings and services to the Company's U.S. Process Solutions business. The Company has included the financial results of the acquisitions in its consolidated financial statements from the date of the acquisition.

The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $22 million and intangible assets of $9 million in the U.S. segment. The full amount of goodwill recognized is expected to be deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

2022 Acquisitions

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

The following table summarizes the purchase price allocation detail as of the acquisition dates for acquisitions closed during fiscal years 2022 (in millions):

2022 Acquisitions
Net purchase price, net of cash acquired	$80

Fair value of net assets acquired:
Current assets other than cash	11
Property, plant and equipment	10
Customer relationships and other intangibles (1)	15
Current liabilities	(5)
Total fair value of net assets acquired	31
Goodwill (2)	$49
(1)
Intangible assets acquired are amortized over a 8-year weighted average period.
(2)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the businesses acquired. The full amount of goodwill recognized is expected to be deductible for income tax purposes.