Form 10-Q
period 2025-03-31
DNOW Inc.
filed 2025-05-07
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36325

DNOW INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4191184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7402 North Eldridge Parkway, Houston, Texas 77041	(281) 823-4700
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	DNOW	New York Stock Exchange

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

As of April 30, 2025, the registrant had 105,568,170 shares of common stock (excluding 2,403,247 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219	$256
Receivables, net	439	388
Inventories, net	385	352
Prepaid and other current assets	24	32
Total current assets	1,067	1,028
Property, plant and equipment, net	155	157
Deferred income taxes	88	93
Goodwill	230	230
Intangibles, net	63	65
Other assets	48	48
Total assets	$1,651	$1,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329	$300
Accrued liabilities	119	130
Other current liabilities	12	12
Total current liabilities	460	442
Long-term operating lease liabilities	28	29
Other long-term liabilities	19	22
Total liabilities	507	493
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 105,977,514 and 105,652,963 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock - at cost; 155,313 shares at March 31, 2025	(3)	—
Additional paid-in capital	2,016	2,023
Accumulated deficit	(725)	(747)
Accumulated other comprehensive loss	(150)	(153)
DNOW Inc. stockholders' equity	1,139	1,124
Noncontrolling interest	5	4
Total stockholders' equity	1,144	1,128
Total liabilities and stockholders' equity	$1,651	$1,621

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three months ended March 31,
	2025	2024
Revenue	$599	$563
Operating expenses:
Cost of products	460	434
Warehousing, selling and administrative	109	101
Operating profit	30	28
Other income (expense)	—	1
Income before income taxes	30	29
Income tax provision	7	8
Net income	23	21
Net income attributable to noncontrolling interest	1	—
Net income attributable to DNOW Inc.	$22	$21
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.20	$0.20
Diluted	$0.20	$0.19
Weighted-average common shares outstanding, basic	106	106
Weighted-average common shares outstanding, diluted	107	107

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three months ended March 31,
	2025	2024
Net income	$23	$21
Other comprehensive income:
Foreign currency translation adjustments	3	(4)
Comprehensive income	26	17
Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to DNOW Inc.	$25	$17

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$23	$21
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11	7
Provision for inventory	—	3
Stock-based compensation	4	2
Deferred income taxes	5	6
Other, net	6	3
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(52)	23
Inventories	(32)	3
Prepaid and other current assets	8	2
Accounts payable, accrued liabilities and other, net	11	11
Net cash provided by (used in) operating activities	(16)	81
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(185)
Purchases of property, plant and equipment	(6)	(1)
Other, net	1	(2)
Net cash provided by (used in) investing activities	(5)	(188)
Cash flows from financing activities:
Repurchases of common stock	(8)	(1)
Other, net	(9)	(3)
Net cash provided by (used in) financing activities	(17)	(4)
Effect of exchange rates on cash and cash equivalents	1	—
Net change in cash and cash equivalents	(37)	(111)
Cash and cash equivalents, beginning of period	256	299
Cash and cash equivalents, end of period	$219	$188

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to DNOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2023	$1	$2,032	$(828)	$(145)	$—	$3	$1,063
Net income	—	—	21	—	—	—	21
Common stock repurchased	—	—	—	—	(1)	—	(1)
Common stock retired	—	(1)	—	—	1	—	—
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Shares withheld for taxes	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	(4)	—	—	(4)
March 31, 2024	$1	$2,031	$(807)	$(149)	$—	$3	$1,079

December 31, 2024	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net income	—	—	22	—	—	1	23
Common stock repurchased	—	—	—	—	(8)	—	(8)
Common stock retired	—	(5)	—	—	5	—	—
Stock-based compensation	—	4	—	—	—	—	4
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(7)	—	—	—	—	(7)
Other comprehensive income	—	—	—	3	—	—	3
March 31, 2025	$1	$2,016	$(725)	$(150)	$(3)	$5	$1,144

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 on its consolidated financial statements and its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public companies to expand income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S., state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company is currently assessing the impact of ASU 2023-09 on its consolidated financial statements and its disclosures.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires enhanced segment disclosures primarily focusing on significant segment expense disclosures for both interim and annual periods. For the fiscal year ended December 31, 2024, the Company adopted this standard using modified retrospective transition method. See Note 9 “Business Segments” for additional information.

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

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $16 million and $15 million, respectively.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of March 31, 2025 and December 31, 2024, contract assets were $1 million in both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of March 31, 2025 and December 31, 2024, contract liabilities were $33 million and $31 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2025, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $17 million, partially offset by recognizing revenue of approximately $15 million that was deferred as of December 31, 2024.

3. Inventories, net

Inventories consist primarily of oilfield and industrial finished goods. Finished goods are stated at the lower of cost or net realizable value and using average cost methods. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of March 31, 2025 and December 31, 2024, the Company reported inventory of $385 million and $352 million, respectively (net of inventory reserves of $15 million and $17 million, respectively).

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	March 31, 2025	December 31, 2024
Information technology assets	1-7 Years	$46	$45
Operating equipment (1)	2-15 Years	154	152
Buildings and land (2)	5-35 Years	100	100
Finance lease right-of-use assets	2-7 Years	46	46
Construction in progress		4	3
Total property, plant and equipment		350	346
Less: accumulated depreciation		(195)	(189)
Property, plant and equipment, net		$155	$157

(1)
Includes rental equipment.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2025	December 31, 2024
Compensation and other related expenses	$25	$33
Contract liabilities	33	31
Taxes (non-income)	14	15
Current portion of operating lease liabilities	13	13
Other	34	38
Total	$119	$130

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

The Credit Facility provides for a $500 million global revolving credit facility, of which up to $50 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $250 million. The Credit Facility also provides a letter of credit subfacility of $25 million. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Credit Facility matures on December 14, 2026 and contains customary covenants, representations and warranties and events of default. The Company will be required to maintain a fixed charge coverage ratio (as defined in the Credit Facility) of at least 1.00:1.00 as of the end of each fiscal quarter if excess availability under the Credit Facility falls below the greater of 10% of the borrowing base or $40 million.

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of March 31, 2025, the Company had no borrowings against the Credit Facility and approximately $434 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2026.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. The Company fully utilized this $80 million repurchase program as of December 31, 2024. On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may from time to time repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. For the three months ended March 31, 2025, total shares repurchased included 155,313 shares, or $3 million, held in treasury stock and subsequently retired in April 2025. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the three months ended March 31, 2025 and 2024.

Information regarding the shares repurchased is as follows:

	Three months ended March 31,
	2025	2024
Total cost of shares repurchased (1) (in millions)	$8	$1
Average price per share (1)	$17.14	$9.95
Number of shares repurchased	443,806	168,055
(1)
Excludes 1% excise tax on share repurchases

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three months ended March 31, 2025 and 2024, net income attributable to noncontrolling interest was $1 million and less than $1 million, respectively.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of March 31, 2025 and December 31, 2024, the VIE’s assets were primarily current assets of $11 million and $10 million, respectively, and the liabilities were primarily current liabilities of $2 million in both periods.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Three months ended March 31,
	2025	2024
Beginning balance	$(153)	$(145)
Net current-period other comprehensive income (loss)	3	(4)
Ending balance	$(150)	$(149)

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

9. Business Segments

The Company has three reportable segments – United States, Canada and International. These segments were determined primarily based on geographic markets. The Chief Operating Decision Maker (“CODM”) uses operating profit to evaluate segment performance and allocate resources. Operating profit is revenue less cost of products, warehousing, selling and administrative expenses and impairment and other charges. The Company’s Chief Executive Officer has been identified as the CODM. The Company has disclosed for each reportable segment the significant expense categories that are reviewed by the CODM in the tables below and there are no additional significant expenses within the expense categories presented.

The following table presents results of operations of the Company’s reportable segments (in millions):

	United States	Canada	International	Total
Three months ended March 31, 2025
Revenue	$474	$62	$63	$599
Less:
Cost of products	363	46	51	460
Warehousing, selling and administrative expenses	89	12	8	109
Operating profit	$22	$4	$4	30
Other income (expense)				—
Income before income taxes				$30

Three months ended March 31, 2024
Revenue	$435	$66	$62	$563
Less:
Cost of products	334	50	50	434
Warehousing, selling and administrative expenses	78	13	10	101
Operating profit	$23	$3	$2	28
Other income (expense)				1
Income before income taxes				$29

The following table presents depreciation and amortization of the Company’s reportable segments (in millions):

	Three months ended March 31,
	2025	2024
Depreciation and amortization
United States	$10	$6
Canada	1	1
International	—	—
Total	$11	$7

The following table presents property, plant and equipment, net and total assets of the Company’s reportable segments (in millions):

	March 31, 2025	December 31, 2024
Property, plant and equipment, net
United States	$134	$135
Canada	10	11
International	11	11
Total	$155	$157

Total assets
United States	$1,310	$1,299
Canada	177	177
International	164	145
Total	$1,651	$1,621

10. Income Taxes

The effective tax rate for the three months ended March 31, 2025, was 23.3% compared to 27.6% for the corresponding period of 2024. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rate for the three months ended March 31, 2025, was lower than the effective tax rate for the three months ended March 31, 2024, primarily due to an increase in tax benefits related to stock-based compensation.

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

11. Earnings Per Share

For the three months ended March 31, 2025 and 2024, 1 million of shares in both periods were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net income attributable to DNOW Inc.	$22	$21
Less: net income attributable to participating securities	(1)	—
Net income attributable to DNOW Inc. stockholders	$21	$21
Denominator:
Weighted average basic common shares outstanding	105,976,409	106,445,323
Effect of dilutive securities	767,580	902,398
Weighted average diluted common shares outstanding	106,743,989	107,347,721
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.20	$0.20
Diluted	$0.20	$0.19

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

12. Stock-based Compensation and Outstanding Awards

In 2024, the Company’s shareholders approved the DNOW Inc. 2024 Omnibus Incentive Plan, which allows awards to be granted until 2034, for the granting of restricted stock awards (“RSAs”), restricted stock units and phantom shares (“RSUs”), performance stock awards (“PSAs”), stock options, and stock appreciation rights.

For the three months ended March 31, 2025, the Company granted 672,154 shares of RSAs and RSUs with a weighted average fair value of $16.06 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 502,514 shares. The RSAs and RSUs vest on the third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three months ended March 31, 2025, totaled $4 million compared to $2 million for the corresponding period of 2024.

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

The Company maintains credit arrangements with several banks providing standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2025, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

14. Subsequent events

Subsequent to March 31, 2025, the Company completed an acquisition in Singapore to expand its electrical supply capabilities in the Asia Pacific region, serving traditional and renewable energy, infrastructure and other commercial and industrial end-markets. The financial impact of this acquisition is not material to the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this document including information referenced or incorporated by reference from our other filings with the SEC, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “plans,” “may,” “will,” “might,” “would,” “should,” “seeks,” “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” “forecasts,” “targets,” “reflects,” “could,” or other similar words and phrases, although some forward-looking statements could be expressed differently. Forward-looking statements are current only as of the date they are made. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors and risks many of which are outside of our control, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, changes in trade policies including the imposition or elimination of additional tariffs and duties, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions, general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions and tensions (including the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets, the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential data, and worldwide economic conditions and activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and that are otherwise described from time to time in our SEC reports as filed. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect new information, future events or developments, or otherwise, except to the extent required by applicable law.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the most recent Annual Report on Form 10-K.

Company Overview

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

We support land and offshore operations for the major oil and gas producing regions through our network of locations. Our key markets include the U.S., Canada, the United Kingdom ("UK"), Norway, Australia, the Netherlands, Singapore and the Middle East area with the ability to provide products through an export model to operators with operations in Southeast Asia and West Africa. Products sold through our locations support brownfield and greenfield expansion upstream capital projects, midstream infrastructure and transmission and MRO consumables used in day-to-day production. We provide downstream energy and industrial products for petroleum refining, chemical processing, liquefied natural gas (“LNG”) terminals, power generation, gas utilities serviced by a combination of customer on-site locations and off-site service locations in combination with our digital offerings.

Our supplier network consists of thousands of vendors in approximately 30 countries. From our operations, we sell to customers operating in approximately 75 countries. The supplies and equipment stocked by each of our locations are customized to meet varied and changing local customer demands. We believe the breadth, scale and availability of our product offering enhances our value proposition to our customers, suppliers and shareholders.

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

We primarily have operations in the U.S. and Canada, complemented with a number of strategic international operations, through acquisitions and organic investments, in Australia, England, Kuwait, the Netherlands, Norway, Scotland, Singapore, and the United Arab Emirates (“UAE”).

Summary of Reportable Segments

We operate through three reportable segments: United States, Canada and International. The segment data included in our Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 9 “Business Segments” of the notes to the unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis.

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

The Company has committed to close certain foreign subsidiaries in the International segment. Impairment of assets were not material for the three months ended March 31, 2025; however, accumulated translation gains and losses attributable to the foreign subsidiaries which are components of other comprehensive income (loss) are reclassified to earnings and may result in additional charges when liquidations are substantially complete.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2025 and 2024 and the fourth quarter of 2024 include the following:

			%		%
			1Q25 v		1Q25 v
	1Q25*	1Q24*	1Q24	4Q24*	4Q24
Active Drilling Rigs:
U.S.	588	623	(5.6%)	586	0.3%
Canada	216	209	3.3%	195	10.8%
International	903	965	(6.4%)	926	(2.5%)
Worldwide	1,707	1,797	(5.0%)	1,707	0.0%

West Texas Intermediate Crude Prices (per barrel)	$71.84	$77.56	(7.4%)	$70.69	1.6%
Natural Gas Prices ($/MMBtu)	$4.15	$2.13	94.8%	$2.44	70.1%
Hot-Rolled Coil Prices (steel) ($/short ton)	$753.21	$961.95	(21.7%)	$691.05	9.0%
U.S. Wells Completed	2,801	2,856	(1.9%)	2,850	(1.7%)

* Averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2025:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
West Texas Intermediate Price per Barrel
$90
$80
$70
$60
$50
$40
$30
$20
$10
$-

	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24	4Q24	1Q25
U.S.	761	722	651	622	623	603	586	586	588
Canada	223	115	188	183	209	137	209	195	216
International	915	960	951	965	965	963	937	926	903
Worldwide	1,899	1,797	1,790	1,770	1,797	1,703	1,732	1,707	1,707
WTI	76.08	73.76	82.30	78.41	77.56	81.71	76.24	70.69	71.84

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count remained flat at 1,707 and the U.S. increased 0.3% (from 586 rigs to 588 rigs) in the first quarter of 2025 compared to the fourth quarter of 2024. The average price per barrel of West Texas Intermediate Crude increased 1.6% (from $70.69 per barrel to $71.84 per barrel), and average natural gas prices increased 70.1% (from $2.44 per MMBtu to $4.15 per MMBtu) in the first quarter of 2025 compared to the fourth quarter of 2024. The average price per short ton of Hot-Rolled Coil increased 9.0% (from $691.05 per short ton to $753.21 per short ton) in the first quarter of 2025 compared to the fourth quarter of 2024. U.S. Wells Completed declined 1.7% (from 2,850 completion count to 2,801 completion count) in the first quarter of 2025 compared to the fourth quarter of 2024.

U.S. rig count at April 25, 2025 was 587 rigs, flat from the first quarter 2025 average. The price for West Texas Intermediate Crude was $63.85 per barrel at April 25, 2025, down 11.1% from the first quarter 2025 average. The price for natural gas was $2.71 per MMBtu at April 25, 2025, down 34.7% from the first quarter 2025 average. The price for Hot-Rolled Coil was $925.00 per short ton at April 28, 2025, up 22.8% from the first quarter 2025 average.

Executive Summary

For the three months ended March 31, 2025, the Company generated net income attributable to DNOW Inc. of $22 million on $599 million in revenue. For the three months ended March 31, 2025, revenue increased $36 million or 6.4% and net income attributable to DNOW Inc. increased $1 million when compared to the corresponding period of 2024.

For the three months ended March 31, 2025, the Company generated an operating profit of $30 million compared to $28 million for the corresponding period of 2024.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity. In recent years, oil prices have remained volatile, and ongoing economic and geopolitical uncertainty continues to drive commodity price volatility globally, including impacts from the recently announced OPEC+ plans for increased production. Additionally, the U.S. government has announced the imposition of tariffs on several foreign jurisdictions, which has increased economic uncertainty. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of products or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain. Amid these dynamics, we will continue to support our customers, maintain close communication with our strategic vendors, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three months ended March 31,
	2025	2024
Revenue:
United States	$474	$435
Canada	62	66
International	63	62
Total revenue	$599	$563

Operating profit:
United States	$22	$23
Canada	4	3
International	4	2
Total operating profit	$30	$28

United States

For the three months ended March 31, 2025, revenue was $474 million, an increase of $39 million or 9.0% when compared to the corresponding period of 2024. For the three months ended March 31, 2025, the increase was primarily driven by incremental revenue from acquisitions completed in 2024, partially offset by the weakening in U.S. drilling and completions activity.

For the three months ended March 31, 2025, the U.S. generated an operating profit of $22 million, a decrease of $1 million when compared to the corresponding period of 2024. For the three months ended March 31, 2025, operating profit decreased primarily due to an increase in expenses related to acquisitions completed in 2024, partially offset by the increase in revenue discussed above.

Canada

For the three months ended March 31, 2025, revenue was $62 million, a decline of $4 million or 6.1% when compared to the corresponding period of 2024. For the three months ended March 31, 2025, the decrease was primarily driven by unfavorable foreign exchange rate impacts.

For the three months ended March 31, 2025, Canada generated an operating profit of $4 million, an increase of $1 million when compared to the corresponding period of 2024. For the three months ended March 31, 2025, operating profit increased primarily due to a decrease in operating expenses.

International

For the three months ended March 31, 2025, revenue was $63 million, an increase of $1 million or 1.6% when compared to the corresponding period of 2024. For the three months ended March 31, 2025, the increase was primarily driven by stronger project activity.

For the three months ended March 31, 2025, the International segment generated an operating profit of $4 million, an increase of $2 million when compared to the corresponding period of 2024. For the three months ended March 31, 2025, operating profit increased primarily due to a decrease in operating expenses.

Cost of products

For the three months ended March 31, 2025, cost of products was $460 million compared to $434 million for the corresponding period of 2024. For the three months ended March 31, 2025, the increase was primarily due to the increase in revenue in the period. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three months ended March 31, 2025, warehousing, selling and administrative expenses were $109 million compared to $101 million for the corresponding period of 2024. For the three months ended March 31, 2025, the increase was primarily driven by an increase in expenses related to acquisitions completed in 2024. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three months ended March 31, 2025, other income (expense) was nil compared to $1 million for the corresponding period of 2024. For the three months ended March 31, 2025, the change was primarily attributable to a decrease in interest income compared to the prior year.

Income tax provision

The effective tax rate for the three months ended March 31, 2025, was 23.3% compared to 27.6% for the corresponding period of 2024. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rate for the three months ended March 31, 2025, was lower than the effective tax rate for the three months ended March 31, 2024, primarily due to an increase in tax benefits related to stock-based compensation.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three months ended March 31,
	2025	As a % of revenue	2024	As a % of revenue
GAAP net income attributable to DNOW Inc. (1)	$22	3.7%	$21	3.7%
Net income attributable to noncontrolling interest	1		—
Interest expense (income), net	(1)		(2)
Income tax provision	7		8
Depreciation and amortization	11		7
Other costs:
Stock-based compensation (2)	3		2
Other (3)	3		3
EBITDA excluding other costs	$46	7.7%	$39	6.9%

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
(2)
Stock-based compensation excludes less than $1 million for the three months ended March 31, 2025 as such amounts were reported in Other.
(3)
For the three months ended March 31, 2025, Other primarily included approximately $2 million of transaction-related charges and $1 million of International restructuring charges, both of which were included in warehousing, selling, and administrative.

For the three months ended March 31, 2024, Other was related to transaction-related charges, including approximately $2 million in warehousing, selling and administrative, and approximately $1 million in cost of products for cost of inventory that was stepped up to fair value during purchase accounting related to an acquisition.

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

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $219 million and $256 million, respectively. As of March 31, 2025, $112 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first three months of 2025, we repatriated $2 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of March 31, 2025, we had no borrowings against our revolving credit facility, and had approximately $434 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $348 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2025, we were in compliance with all covenants. We continuously monitor compliance with our debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(16)	$81
Net cash provided by (used in) investing activities	$(5)	$(188)
Net cash provided by (used in) financing activities	$(17)	$(4)

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $16 million compared to $81 million provided by operating activities in the corresponding period of 2024. For the three months ended March 31, 2025, net cash used in operating activities was primarily related to a net increase of $65 million in working capital. The increase reflected a proactive investment of $32 million in inventory to support customer demand, coupled with $52 million growth in accounts receivable due to revenue growth and timing of collections.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $5 million compared to $188 million used in investing activities in the corresponding period of 2024. For the three months ended March 31, 2025, net cash used in investing activities was primarily related to purchases of property, plant and equipment of $6 million while net cash used in investing activities in the corresponding period of 2024 was primarily related to business acquisitions of $185 million, net of cash acquired.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $17 million compared to $4 million used in financing activities in the corresponding period of 2024. For the three months ended March 31, 2025, net cash used in financing activities was primarily related to share repurchases of $8 million and withholding tax payments for employee awards of $7 million.

Other

For the three months ended March 31, 2025, the effect of the change in exchange rates on cash and cash equivalents was $1 million favorable compared to nil for the corresponding period of 2024.

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

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the three months ended March 31, 2025, we repurchased 443,806 shares of our common stock for a total of approximately $8 million, of which 155,313 shares, or $3 million, were held in treasury stock and subsequently retired in April 2025. As of March 31, 2025, we had approximately $152 million remaining under the program’s authorization.

Critical Accounting Estimates

For a discussion of the critical accounting estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Since the filing of our Form 10-K, there have been no material changes in our critical accounting estimates from those disclosed therein. In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for credit losses, inventory reserves, goodwill, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fifth of our net sales for the three months ended March 31, 2025, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2025, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound, with less significant foreign currency exposure to the Kazakhstani Tenge.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the three months ended March 31, 2025, we reported a net foreign currency translation gain of $3 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the three months ended March 31, 2025 and 2024, we reported foreign currency transaction losses of nil in both periods. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2025 compared to the average for the corresponding period of 2024 decreased by approximately 6% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, British pound and Kazakhstani Tenge each decreased in relation to the U.S. dollar by approximately 6%, 1%, and 12%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2025 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in approximately $1 million change in net income for the same period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced program (3)	Approximate dollar value of shares that may yet be purchased under the program (2)(3) (in millions)
January 1 - 31, 2025	—	$—	—	$160
February 1 - 28, 2025	393,483	$17.41	—	$160
March 1 - 31, 2025	443,806	$17.14	443,806	$152
Total	837,289	$17.27	443,806

(1)
393,483 shares purchased during the three months ended on March 31, 2025 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(2)
Excludes 1% excise tax on share repurchases under the publicly announced program.
(3)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	DNOW Inc. Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 9, 2024)
3.2	DNOW Inc. Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 9, 2024)
10.1	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 30, 2014)
10.2	NOW Inc. 2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014)
10.3	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.4	Form of Restricted Stock Award Agreement (3 year cliff vest) (Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.5	Form of Performance Award Agreement (Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.6	Form of Amendment to Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on November 2, 2016)
10.7

Credit Agreement dated as of April 30, 2018, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, an issuing lender and swing lender(Incorporated by reference to Exhibit 10.1to our Current Report on Form 8-K filed on May 1, 2018)

10.8	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2020)
10.9	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2020)
10.10

First Amendment to Credit Agreement, and First Amendment to US Guaranty and Security Agreement, dated as of December 14, 2021, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on February 4, 2022)

10.11

Second Amendment to Credit Agreement, among the Borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2023)

10.12	DNOW Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form S-8 Registration Statement filed on May 24, 2024)
31.1*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2025

DNOW INC.

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer