Form 10-Q
period 2025-06-30
DNOW Inc.
filed 2025-08-06
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of July 30, 2025, the registrant had 105,011,966 shares of common stock (excluding 2,095,636 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232	$256
Receivables, net	440	388
Inventories, net	383	352
Prepaid and other current assets	25	32
Total current assets	1,080	1,028
Property, plant and equipment, net	153	157
Deferred income taxes	83	93
Goodwill	235	230
Intangibles, net	62	65
Other assets	48	48
Total assets	$1,661	$1,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$318	$300
Accrued liabilities	125	130
Other current liabilities	12	12
Total current liabilities	455	442
Long-term operating lease liabilities	28	29
Other long-term liabilities	17	22
Total liabilities	500	493
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01; 20 million shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.01; 330 million shares authorized; 105,011,316 and 105,652,963 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,997	2,023
Accumulated deficit	(700)	(747)
Accumulated other comprehensive loss	(142)	(153)
DNOW Inc. stockholders' equity	1,156	1,124
Noncontrolling interest	5	4
Total stockholders' equity	1,161	1,128
Total liabilities and stockholders' equity	$1,661	$1,621

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$628	$633	$1,227	$1,196
Operating expenses:
Cost of products	484	495	944	929
Warehousing, selling and administrative	112	105	221	206
Operating profit	32	33	62	61
Other income (expense)	—	—	—	1
Income before income taxes	32	33	62	62
Income tax provision	7	8	14	16
Net income	25	25	48	46
Net income attributable to noncontrolling interest	—	1	1	1
Net income attributable to DNOW Inc.	$25	$24	$47	$45
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.24	$0.21	$0.44	$0.41
Diluted	$0.23	$0.21	$0.43	$0.41
Weighted-average common shares outstanding, basic	105	107	106	107
Weighted-average common shares outstanding, diluted	106	108	106	107

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$25	$25	$48	$46
Other comprehensive income:
Foreign currency translation adjustments	8	(2)	11	(6)
Comprehensive income	33	23	59	40
Comprehensive income attributable to noncontrolling interest	—	1	1	1
Comprehensive income attributable to DNOW Inc.	$33	$22	$58	$39

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$48	$46
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	16
Provision for inventory	1	4
Stock-based compensation	8	6
Deferred income taxes	11	13
Other, net	10	6
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(45)	28
Inventories	(28)	31
Prepaid and other current assets	10	(3)
Accounts payable, accrued liabilities and other, net	(7)	(45)
Net cash provided by (used in) operating activities	29	102
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(8)	(185)
Purchases of property, plant and equipment	(10)	(4)
Other, net	2	1
Net cash provided by (used in) investing activities	(16)	(188)
Cash flows from financing activities:
Repurchases of common stock	(27)	(11)
Other, net	(13)	(4)
Net cash provided by (used in) financing activities	(40)	(15)
Effect of exchange rates on cash and cash equivalents	3	(1)
Net change in cash and cash equivalents	(24)	(102)
Cash and cash equivalents, beginning of period	256	299
Cash and cash equivalents, end of period	$232	$197

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Attributable to DNOW Inc. Stockholders
		Additional	Retained	Accum. Other			Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interest	Equity
December 31, 2023	$1	$2,032	$(828)	$(145)	$—	$3	$1,063
Net income	—	—	21	—	—	—	21
Common stock repurchased	—	—	—	—	(1)	—	(1)
Common stock retired	—	(1)	—	—	1	—	—
Stock-based compensation	—	2	—	—	—	—	2
Exercise of stock options	—	2	—	—	—	—	2
Shares withheld for taxes	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	(4)	—	—	(4)
March 31, 2024	$1	$2,031	$(807)	$(149)	$—	$3	$1,079
Net income	—	—	24	—	—	1	25
Common stock repurchased	—	—	—	—	(10)	—	(10)
Common stock retired	—	(10)	—	—	10	—	—
Stock-based compensation	—	4	—	—	—	—	4
Exercise of stock options	—	3	—	—	—	—	3
Other comprehensive loss	—	—	—	(2)	—	—	(2)
June 30, 2024	$1	$2,028	$(783)	$(151)	$—	$4	$1,099

December 31, 2024	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net income	—	—	22	—	—	1	23
Common stock repurchased	—	—	—	—	(8)	—	(8)
Common stock retired	—	(5)	—	—	5	—	—
Stock-based compensation	—	4	—	—	—	—	4
Exercise of stock options	—	1	—	—	—	—	1
Shares withheld for taxes	—	(7)	—	—	—	—	(7)
Other comprehensive income	—	—	—	3	—	—	3
March 31, 2025	$1	$2,016	$(725)	$(150)	$(3)	$5	$1,144
Net income	—	—	25	—	—	—	25
Common stock repurchased	—	—	—	—	(19)	—	(19)
Common stock retired	—	(22)	—	—	22	—	—
Stock-based compensation	—	4	—	—	—	—	4
Shares withheld for taxes	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	8	—	—	8
June 30, 2025	$1	$1,997	$(700)	$(142)	$—	$5	$1,161

See notes to unaudited consolidated financial statements.

DNOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc., (“DNOW” or the “Company”), is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW brand along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. DNOW is a distributor of energy and industrial products through its 160 locations in the United States (“U.S.”), Canada and select international locations which are geographically positioned to serve the energy and industrial markets. Additionally, through the Company’s DigitalNOW® platform, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

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

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Article 10 of SEC Regulation S-X. All significant intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interest in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

2. Revenue

The Company’s primary source of revenue is the sale of products for energy and industrial applications based upon purchase orders or contracts with customers. Substantially all of the Company's revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to proper government authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of products.

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

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging, and the related historical loss experience, as adjusted for current and expected future market conditions that are reasonably available. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. As of June 30, 2025 and December 31, 2024, the allowance for credit losses totaled $15 million in both periods.

Contract Assets and Liabilities

Contract assets primarily consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. As of June 30, 2025 and December 31, 2024, contract assets were $1 million in both periods and were included in receivables, net in the consolidated balance sheets. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of satisfying performance obligations, including amounts which are refundable, and other accrued customer liabilities. Revenue recognition is deferred to a future period until the Company completes its obligations contractually agreed with customers. As of June 30, 2025 and December 31, 2024, contract liabilities were $27 million and $31 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the six months ended June 30, 2025, the decrease in contract liabilities was primarily related to recognizing revenue of approximately $22 million that was deferred as of December 31, 2024, partially offset by net current year customer deposits of approximately $18 million.

3. Inventories, net

Inventories consist primarily of oilfield and industrial finished goods. Finished goods are stated at the lower of cost or net realizable value and using average cost method. Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. As of June 30, 2025 and December 31, 2024, the Company reported inventory of $383 million and $352 million, respectively (net of inventory reserves of $15 million and $17 million, respectively).

4. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	June 30, 2025	December 31, 2024
Information technology assets	1-7 Years	$46	$45
Operating equipment (1)	2-15 Years	156	152
Buildings and land (2)	5-35 Years	99	100
Finance lease right-of-use assets	2-7 Years	46	46
Construction in progress		4	3
Total property, plant and equipment		351	346
Less: accumulated depreciation		(198)	(189)
Property, plant and equipment, net		$153	$157

(1)
Includes rental equipment.
(2)
Land has an indefinite life.

5. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2025	December 31, 2024
Compensation and other related expenses	$33	$33
Contract liabilities	27	31
Taxes (non-income)	16	15
Current portion of operating lease liabilities	13	13
Other	36	38
Total	$125	$130

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

Availability under the Credit Facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of June 30, 2025, the Company had no borrowings against the Credit Facility and approximately $445 million in availability (as defined in the Credit Facility) resulting in the excess availability (as defined in the Credit Facility) of 99%, subject to certain limitations. The Company is not obligated to pay back borrowings against the current Credit Facility until the maturity date of the Credit Facility.

In connection with the merger agreement with MRC Global Inc. ("MRC Global") discussed further in Note 15 below, we have received committed debt financing of up to an incremental $250 million for our existing asset-based lending facility, which will increase the total potential borrowing capacity to $750 million. Such debt financing will be provided on the terms set forth in a debt commitment letter and is subject to a number of customary conditions, including closing of the Merger.

The Company issued $5 million in letters of credit under the Credit Facility primarily for casualty insurance expiring in June 2026.

7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. The Company fully utilized this $80 million repurchase program as of December 31, 2024. On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may from time to time repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the six months ended June 30, 2025 and 2024. In connection with the merger agreement with MRC Global, the Company has temporarily suspended share repurchase activity. The Company expects share repurchases to remain paused until the merger is completed.

Information regarding the shares repurchased is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total cost of shares repurchased (1) (in millions)	$19	$10	$27	$11
Average price per share (1)	$15.14	$13.64	$15.66	$12.90
Number of shares repurchased	1,267,429	669,463	1,711,235	837,518
(1)
Excludes 1% excise tax on share repurchases

Consolidated Variable Interest Entities ("VIE")

The Company holds a 49% interest in one VIE located in the Middle East. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three and six months ended June 30, 2025, net income attributable to noncontrolling interest was approximately nil and $1 million, respectively, compared to approximately $1 million for each corresponding period of 2024.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of June 30, 2025 and December 31, 2024, the VIE’s assets were primarily current assets of $11 million and $10 million, respectively, and the liabilities were primarily current liabilities of $2 million in both periods.

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Six months ended June 30,
	2025	2024
Beginning balance	$(153)	$(145)
Net current-period other comprehensive income (loss)	11	(6)
Ending balance	$(142)	$(151)

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

The following table presents results of operations of the Company’s reportable segments (in millions):

	United States	Canada	International	Total
Three months ended June 30, 2025
Revenue	$528	$48	$52	$628
Less:
Cost of products	407	36	41	484
Warehousing, selling and administrative expenses	91	12	9	112
Operating profit	$30	$—	$2	32
Other income (expense)				—
Income before income taxes				$32

Six months ended June 30, 2025
Revenue	$1,002	$110	$115	$1,227
Less:
Cost of products	770	82	92	944
Warehousing, selling and administrative expenses	180	24	17	221
Operating profit	$52	$4	$6	62
Other income (expense)				—
Income before income taxes				$62

Three months ended June 30, 2024
Revenue	$512	$56	$65	$633
Less:
Cost of products	400	42	53	495
Warehousing, selling and administrative expenses	84	12	9	105
Operating profit	$28	$2	$3	33
Other income (expense)				—
Income before income taxes				$33

Six months ended June 30, 2024
Revenue	$947	$122	$127	$1,196
Less:
Cost of products	734	92	103	929
Warehousing, selling and administrative expenses	162	25	19	206
Operating profit	$51	$5	$5	61
Other income (expense)				1
Income before income taxes				$62

The following table presents depreciation and amortization of the Company’s reportable segments (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization
United States	$10	$8	$20	$14
Canada	—	—	1	1
International	—	1	—	1
Total	$10	$9	$21	$16

The following table presents property, plant and equipment, net and total assets of the Company’s reportable segments (in millions):

	June 30, 2025	December 31, 2024
Property, plant and equipment, net
United States	$133	$135
Canada	10	11
International	10	11
Total	$153	$157

Total assets
United States	$1,329	$1,299
Canada	178	177
International	154	145
Total	$1,661	$1,621

10. Income Taxes

The effective tax rates for the three and six months ended June 30, 2025, were 21.9% and 22.6%, respectively, compared to 24.2% and 25.8%, respectively, for the corresponding periods of 2024. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rates for the three and six months ended June 30, 2025, were lower than the effective tax rates for the three and six months ended June 30, 2024, primarily due to an increase in tax benefits related to stock-based compensation and utilization of U.S. foreign tax credits.

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

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S. on July 4, 2025. The OBBBA contains several tax law changes for corporations, which the Company is continuing to evaluate but does not anticipate having a material impact on its tax provision.

11. Earnings Per Share

For the three and six months ended June 30, 2025 and 2024, less than 1 million of potentially dilutive shares in each respective period were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to DNOW Inc.	$25	$24	$47	$45
Less: net income attributable to participating securities	—	(1)	(1)	(1)
Net income attributable to DNOW Inc. stockholders	$25	$23	$46	$44
Denominator:
Weighted average basic common shares outstanding	105,457,557	106,865,008	105,715,550	106,655,156
Effect of dilutive securities	543,742	757,796	655,661	830,097
Weighted average diluted common shares outstanding	106,001,299	107,622,804	106,371,211	107,485,253
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.24	$0.21	$0.44	$0.41
Diluted	$0.23	$0.21	$0.43	$0.41

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

For the six months ended June 30, 2025, the Company granted 747,715 shares of RSAs and RSUs with a weighted average fair value of $15.93 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 502,514 shares. The RSAs and RSUs vest on the first and third anniversary of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and six months ended June 30, 2025, totaled $4 million and $8 million, respectively, compared to $4 million and $6 million, respectively, for the corresponding periods of 2024.

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

The Company maintains credit arrangements with several banks providing standby letters of credit, including bid and performance bonds, and other bonding requirements. As of June 30, 2025, the Company was contingently liable for approximately $11 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

14. Acquisitions

2025 Acquisition

For the six months ended June 30, 2025, the Company completed an acquisition in Singapore for a purchase price consideration of approximately $8 million, net of cash acquired. The acquisition expands the Company's electrical supply capabilities in the Asia Pacific region, serving traditional and renewable energy, infrastructure and other commercial and industrial end-markets. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $3 million and intangible assets of $2 million in the International segment, which are subject to change. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. The goodwill recognized is not deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

2024 Acquisition

For the three months ended December 31, 2024, the Company acquired Trojan Rentals, LLC for a purchase price consideration of $115 million, net of cash acquired. The acquisition expanded the company’s energy products and solutions in the U.S. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $41 million and intangible assets of $11 million in the U.S. segment, which are subject to change. The primary areas of the preliminary valuation that are not yet finalized relate to the valuation of identifiable intangible assets acquired and the fair value of certain tangible assets acquired. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately. All of the goodwill is expected to be deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

For the six months ended June 30, 2025, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a net decrease of $1 million to current assets, property, plant and equipment, and intangible assets. The net impact of these adjustments was a $1 million increase to goodwill.

15. Merger Agreement

On June 26, 2025, the Company entered into a definitive merger agreement to acquire MRC Global in an all-stock transaction valued at approximately $1.5 billion, inclusive of MRC Global’s net debt, with MRC Global shareholders receiving 0.9489 shares of DNOW common stock for each share of MRC Global common stock (the “Merger”). The transaction has received unanimous approval by both the DNOW and MRC Global Boards of Directors. The transaction is currently anticipated to close in the fourth quarter of 2025, subject to obtaining DNOW and MRC Global shareholder approval and regulatory clearances and satisfaction of other customary closing conditions. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Merger and Part II, Item 1A. Risk Factors for a discussion of risks related to this Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this document including information referenced or incorporated by reference from our other filings with the SEC, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “plans,” “may,” “will,” “might,” “would,” “should,” “seeks,” “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” “forecasts,” “targets,” “reflects,” “could,” or other similar words and phrases, although some forward-looking statements could be expressed differently. Forward-looking statements are current only as of the date they are made. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors and risks many of which are outside of our control, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, changes in trade policies including the imposition or elimination of additional tariffs and duties, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions (including certain risks relating to the mergers, such as: the risk associated with each of DNOW’s and MRC Global’s ability to obtain the approval of its stockholders required to consummate the mergers; the timing of the closing of the mergers; the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms; the possibility that regulatory approvals for any dispositions or acquisitions will not be received on a timely basis, if at all, or that such approvals may require modification to the terms of the mergers or DNOW’s or MRC Global’s remaining businesses; the risk that the expected benefits and synergies of the mergers may not be fully achieved in a timely manner, or at all), general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions and tensions (including the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets, the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential data, and worldwide economic conditions and activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and that are otherwise described from time to time in our SEC reports as filed. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect new information, future events or developments, or otherwise, except to the extent required by applicable law.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the most recent Annual Report on Form 10-K.

Company Overview

We are a distributor to the oil and gas, energy transition and industrial markets with a legacy of over 160 years. We operate primarily under the DNOW brand along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. Through a network of approximately 160 locations and approximately 2,575 employees worldwide, our operating locations utilize a complementary suite of technology, systems, order and fulfillment processes and sourcing and procurement channels to provide products and services to a variety of customers operating in the energy and industrial markets. Additionally, through our DigitalNOW® platform, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges to assist in maximizing their return on assets.

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

Our supplier network consists of thousands of vendors in approximately 30 countries. From our operations, we sell to customers operating in approximately 70 countries. The supplies and equipment stocked by each of our locations are customized to meet varied and changing local customer demands. We believe the breadth, scale and availability of our product offering enhances our value proposition to our customers, suppliers and shareholders.

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

Merger Agreement

On June 26, 2025, the Company entered into a definitive merger agreement to acquire MRC Global, a global distributor of pipe, valves, fittings (PVF) and other infrastructure products and services to diversified end-markets including the gas utilities, downstream, industrial and energy transition, and production and transmission infrastructure sectors, in an all-stock transaction valued at approximately $1.5 billion, inclusive of MRC Global’s net debt, with MRC Global shareholders receiving 0.9489 shares of DNOW common stock for each share of MRC Global common stock. The transaction has received unanimous approval by both the DNOW and MRC Global Boards of Directors. The transaction is currently anticipated to close in the fourth quarter of 2025, subject to obtaining DNOW and MRC Global shareholder approval and regulatory clearances and satisfaction of other customary closing conditions. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on June 26, 2025 and see Part II, Item 1A. Risk Factors contained herein for a discussion of risks related to this Merger.

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

The Company has committed to close certain foreign subsidiaries in the International segment. Impairment of assets were not material for the three and six months ended June 30, 2025; however, accumulated translation gains and losses attributable to the foreign subsidiaries which are components of other comprehensive income (loss) are reclassified to earnings and may result in additional charges when liquidations are substantially complete.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2025 and 2024 and the first quarter of 2025 include the following:

			%		%
			2Q25 v		2Q25 v
	2Q25*	2Q24*	2Q24	1Q25*	1Q25
Active Drilling Rigs:
U.S.	571	603	(5.3%)	588	(2.9%)
Canada	129	137	(5.8%)	216	(40.3%)
International	897	963	(6.9%)	903	(0.7%)
Worldwide	1,597	1,703	(6.2%)	1,707	(6.4%)

West Texas Intermediate Crude Prices (per barrel)	$64.63	$81.71	(20.9%)	$71.84	(10.0%)
Natural Gas Prices ($/MMBtu)	$3.19	$2.08	53.4%	$4.15	(23.1%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$901.50	$796.03	13.2%	$753.21	19.7%
U.S. Wells Completed	2,803	2,967	(5.5%)	3,005	(6.7%)

* Averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2025:

Industry Trends
Rig Counts and Oil Prices

Average Number of Rigs
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
West Texas Intermediate Price per Barrel
$90
$80
$70
$60
$50
$40
$30
$20
$10
$-

	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24	4Q24	1Q25	2Q25
U.S.	722	651	622	623	603	586	586	588	571
Canada	115	188	183	209	137	209	195	216	129
International	960	951	965	965	963	937	926	903	897
Worldwide	1,797	1,790	1,770	1,797	1,703	1,732	1,707	1,707	1,597
WTI	73.76	82.30	78.41	77.56	81.71	76.24	70.69	71.84	64.63

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count declined 6.4% (from 1,707 rigs to 1,597 rigs) and the U.S. declined 2.9% (from 588 rigs to 571 rigs) in the second quarter of 2025 compared to the first quarter of 2025. The average price per barrel of West Texas Intermediate Crude declined 10.0% (from $71.84 per barrel to $64.63 per barrel), and average natural gas prices declined 23.1% (from $4.15 per MMBtu to $3.19 per MMBtu) in the second quarter of 2025 compared to the first quarter of 2025. The average price per short ton of Hot-Rolled Coil increased 19.7% (from $753.21 per short ton to $901.50 per short ton) in the second quarter of 2025 compared to the first quarter of 2025. U.S. Wells Completed declined 6.7% (from 3,005 completion count to 2,803 completion count) in the second quarter of 2025 compared to the first quarter of 2025.

U.S. rig count at July 25, 2025 was 542 rigs, down 29 rigs from the second quarter 2025 average. The price for West Texas Intermediate Crude was $66.38 per barrel at July 25, 2025, up 2.7% from the second quarter 2025 average. The price for natural gas was $3.10 per MMBtu at July 25, 2025, down 2.8% from the second quarter 2025 average. The price for Hot-Rolled Coil was $873.00 per short ton at July 28, 2025, down 3.2% from the second quarter 2025 average.

Executive Summary

For the three and six months ended June 30, 2025, the Company generated net income attributable to DNOW Inc. of $25 million and $47 million on $628 million and $1,227 million in revenue, respectively. For the three and six months ended June 30, 2025, revenue decreased $5 million or 0.8% and increased $31 million or 2.6%, respectively, and net income attributable to DNOW Inc. increased $1 million and $2 million, respectively, when compared to the corresponding periods of 2024.

For the three and six months ended June 30, 2025, the Company generated an operating profit of $32 million and $62 million, respectively, compared to $33 million and $61 million, respectively, for the corresponding periods of 2024.

Outlook

Our outlook for the Company remains tied to crude oil and natural gas commodity prices, global oil and gas drilling and completions activity, oil and gas spending, and global demand for oil, its refined petroleum products, crude oil, natural gas liquids and natural gas production and decline rates. Crude oil and natural gas prices as well as crude oil and natural gas storage levels are primary catalysts for determining customer activity. In recent years, oil prices have remained volatile, and ongoing economic and geopolitical uncertainty continues to drive commodity price volatility globally. Additionally, the U.S. government has announced the imposition of tariffs on several foreign jurisdictions, which has increased economic uncertainty. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of products or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain. Amid these dynamics, we will continue to support our customers, maintain close communication with our strategic vendors, optimize our operations, advance our strategic goals and manage the Company based on market conditions.

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

Results of Operations

The results of operations are presented before consideration of the noncontrolling interest. Operating results by reportable segment are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
United States	$528	$512	$1,002	$947
Canada	48	56	110	122
International	52	65	115	127
Total revenue	$628	$633	$1,227	$1,196

Operating profit:
United States	$30	$28	$52	$51
Canada	—	2	4	5
International	2	3	6	5
Total operating profit	$32	$33	$62	$61

United States

For the three and six months ended June 30, 2025, revenue was $528 million and $1,002 million, an increase of $16 million or 3.1% and $55 million or 5.8%, respectively, when compared to the corresponding periods of 2024. For the three and six months ended June 30, 2025, the increases were primarily driven by incremental revenue from acquisitions completed in 2024, partially offset by the weakening in U.S. drilling and completions activity.

For the three and six months ended June 30, 2025, the U.S. generated an operating profit of $30 million and $52 million, an increase of $2 million and $1 million, respectively, when compared to the corresponding periods of 2024. For the three and six months ended June 30, 2025, operating profit increased primarily due to the increase in revenue discussed above.

Canada

For the three and six months ended June 30, 2025, revenue was $48 million and $110 million, a decrease of $8 million or 14.3% and $12 million or 9.8%, respectively, when compared to the corresponding periods of 2024. For the three and six months ended June 30, 2025, the decreases were primarily driven by weaker project activity, coupled with unfavorable foreign exchange rate impacts.

For the three and six months ended June 30, 2025, Canada generated an operating profit of nil and $4 million, a decrease of $2 million and $1 million, respectively, when compared to the corresponding periods of 2024. For the three and six months ended June 30, 2025, operating profit decreased primarily due to the decline in revenue discussed above.

International

For the three and six months ended June 30, 2025, revenue was $52 million and $115 million, a decrease of $13 million or 20.0% and $12 million or 9.4%, respectively, when compared to the corresponding periods of 2024. For the three and six months ended June 30, 2025, the decreases were primarily driven by weaker project activity.

For the three and six months ended June 30, 2025, the International segment generated an operating profit of $2 million and $6 million, a decrease of $1 million and an increase of $1 million, respectively, when compared to the corresponding periods of 2024. For the three months ended June 30, 2025, operating profit decreased primarily due to the decline in revenue discussed above. For the six months ended June 30, 2025, operating profit increased primarily due to a decrease in operating expenses.

Cost of products

For the three and six months ended June 30, 2025, cost of products was $484 million and $944 million, respectively, compared to $495 million and $929 million, respectively, for the corresponding periods of 2024. For the three and six months ended June 30, 2025, the changes were primarily due to the changes in revenue in the periods. Cost of products includes the cost of inventory sold and items, such as vendor consideration, inventory allowances, amortization of intangibles and inbound and outbound freight.

Warehousing, selling and administrative expenses

For the three and six months ended June 30, 2025, warehousing, selling and administrative expenses were $112 million and $221 million, respectively, compared to $105 million and $206 million, respectively, for the corresponding periods of 2024. For the three and six months ended June 30, 2025, the increases were primarily driven by an increase in expenses related to acquisitions completed in 2024. Warehousing, selling and administrative expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as corporate general selling and administrative expenses.

Other income (expense)

For the three and six months ended June 30, 2025, other income (expense) was nil in both periods compared to nil and $1 million, respectively, for the corresponding periods of 2024. For the six months ended June 30, 2025, the change was primarily attributable to a decrease in interest income compared to the prior year.

Income tax provision

The effective tax rates for the three and six months ended June 30, 2025, were 21.9% and 22.6%, respectively, compared to 24.2% and 25.8%, respectively, for the corresponding periods of 2024. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rates for the three and six months ended June 30, 2025, were lower than the effective tax rates for the three and six months ended June 30, 2024, primarily due to an increase in tax benefits related to stock-based compensation and utilization of U.S. foreign tax credits.

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

The following table sets forth the reconciliations of EBITDA excluding other costs to the most comparable GAAP financial measures (in millions):

	Three months ended June 30,				Six months ended June 30,
	2025	As a % of revenue	2024	As a % of revenue	2025	As a % of revenue	2024	As a % of revenue
GAAP net income attributable to DNOW Inc. (1)	$25	4.0%	$24	3.8%	$47	3.8%	$45	3.8%
Net income attributable to noncontrolling interest	—		1		1		1
Interest expense (income), net	(1)		(1)		(2)		(3)
Income tax provision	7		8		14		16
Depreciation and amortization	10		9		21		16
Other costs:
Stock-based compensation (2)	4		4		7		6
Other (3)	6		5		9		8
EBITDA excluding other costs	$51	8.1%	$50	7.9%	$97	7.9%	$89	7.4%

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
(2)
For the three and six months ended June 30, 2025, Stock-based compensation excludes less than $1 million and $1 million, respectively, as such amounts were reported in Other.
(3)
For the three and six months ended June 30, 2025, Other primarily included approximately $6 million and $8 million, respectively, of transaction-related charges and less than $1 million and $1 million, respectively, of International restructuring charges, both of which were included in warehousing, selling, and administrative.

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

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $232 million and $256 million, respectively. As of June 30, 2025, $102 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first six months of 2025, we repatriated $2 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain a $500 million five-year senior secured revolving credit facility that will mature on December 14, 2026. Availability under the revolving credit facility is determined by a borrowing base comprised of eligible receivables, eligible inventory and certain cash deposits in the U.S. and Canada. As of June 30, 2025, we had no borrowings against our revolving credit facility, and had approximately $445 million in availability (as defined in the Credit Agreement) resulting in the excess availability (as defined in the Credit Agreement) of 99%, subject to certain restrictions. Availability excluding certain cash deposits was approximately $350 million. Borrowings that result in the excess availability dropping below the greater of 10% of the borrowing base or $40 million are conditioned upon compliance with or waiver of a minimum fixed charge ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2025, we were in compliance with all covenants. We continuously monitor compliance with our debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

Additionally, we have received committed debt financing of up to an incremental $250 million for our existing asset-based lending facility, which will increase the total potential borrowing capacity to $750 million. Such debt financing will be provided on the terms set forth in a debt commitment letter and is subject to a number of customary conditions, including closing of the Merger.

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

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$29	$102
Net cash provided by (used in) investing activities	$(16)	$(188)
Net cash provided by (used in) financing activities	$(40)	$(15)

Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $29 million compared to $102 million provided by operating activities in the corresponding period of 2024. For the six months ended June 30, 2025, the decrease in net cash provided by operating activities when compared to the same period in prior year was primarily related to a net increase of $70 million in working capital in 2025. The increase reflected a proactive investment of $28 million in inventory to support customer demand, coupled with $45 million growth in accounts receivable due to revenue growth.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $16 million compared to $188 million used in investing activities in the corresponding period of 2024. For the six months ended June 30, 2025, net cash used in investing activities was primarily related to purchases of property, plant and equipment of $10 million and business acquisition of $8 million, while net cash used in investing activities in the corresponding period of 2024 was primarily related to business acquisitions of $185 million, net of cash acquired.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $40 million compared to $15 million used in financing activities in the corresponding period of 2024. For the six months ended June 30, 2025, net cash used in financing activities primarily related to share repurchases of $27 million and withholding tax payments for employee awards of $8 million.

Other

For the six months ended June 30, 2025, the effect of the change in exchange rates on cash and cash equivalents was $3 million favorable compared to $1 million unfavorable for the corresponding period of 2024.

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

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the six months ended June 30, 2025, we repurchased 1,711,235 shares of our common stock for a total of approximately $27 million. As of June 30, 2025, we had approximately $133 million remaining under the program’s authorization. In connection with the Merger, we have temporarily suspended share repurchase activity and expect share repurchases to remain paused until the merger is completed.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately one-fifth of our net sales for the six months ended June 30, 2025, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2025, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the six months ended June 30, 2025, we reported a net foreign currency translation gain of $11 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the six months ended June 30, 2025 and 2024, we reported foreign currency transaction losses of nil in both periods. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2025 compared to the average for the corresponding period of 2024 decreased by approximately 3% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar decreased in relation to the U.S. dollar by approximately 4% while British pound increased in relation to the U.S. dollar by approximately 3%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2025 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in approximately $1 million change in net income for the same period.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K and the following additional risk factors.

Risks Relating to the Merger

We may not be able to successfully integrate the business of MRC Global into our business or realize the anticipated benefits of the mergers.

The mergers involve the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and we will be required to continue to devote significant management attention and resources to integrating the business practices and operations of MRC Global into us. Potential difficulties that we may encounter as part of the integration process include the following:

•
the inability to successfully combine our business and MRC Global in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the mergers;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses associated with the mergers.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies, our ability to achieve the anticipated benefits of the mergers, our earnings or our business and financial results following the mergers.

The financial forecasts disclosed in connection with the announcement of the mergers are based on various assumptions that may not be realized.

The financial estimates disclosed in connection with the announcement of the mergers were based on assumptions of, and information available to, our management when prepared, and these estimates and assumptions are subject to uncertainties, many of which are beyond our control and may not be realized. Many factors will be important in determining the our future results following the mergers. As a result of these contingencies, actual future results may vary materially from our estimates. In view of these uncertainties, these financial estimates should not be viewed as a representation that the forecasted results will necessarily reflect actual future results.

Our financial estimates were not prepared with a view toward public disclosure, and such financial estimates were not prepared with a view toward compliance with published guidelines of any regulatory or professional body. Further, any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation, other than as required by applicable law, to update the financial estimates to reflect events or circumstances after the date those financial estimates were prepared or to reflect the occurrence of anticipated or unanticipated events or circumstances.

The failure to successfully combine the businesses of DNOW and MRC Global may adversely affect our business.

The success of the mergers will depend, in part, on our ability to realize the anticipated benefits from combining our business with MRC Global. To realize these anticipated benefits, our and MRC Global’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the mergers, and such integration may not be successful or may take longer than anticipated. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the mergers or to achieve the anticipated benefits of the mergers. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

Our entry into the merger agreement may adversely affect our business.

Our entry into the merger agreement represents several risks. Among other obligations, the merger agreement subjects us to restrictions on our business activities prior to the closing of the mergers. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The mergers are subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the mergers. These conditions include, among other things, MRC Global stockholder approval of the merger agreement and the mergers and DNOW stockholder approval of the issuance of DNOW common stock in connection with the mergers. We cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the mergers could cause the combined company not to realize, or delay the realization, of some or all of the benefits that we expect to achieve from the mergers. Additionally, if the mergers are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the mergers, we may experience certain negative effects, including that we may experience negative reaction from the financial markets and business partners and that we may still be required to pay significant costs relating to the mergers, such as accounting, legal and other advisory and printing costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the mergers. Additionally, the defense or settlement of any lawsuits or claim against us or MRC Global that remains unresolved at the time the mergers are completed may be assumed by us and could affect adversely the combined company’s business, results of operations, financial condition or cash flows.

Upon termination of the merger agreement under certain circumstances, we may be required to reimburse MRC Global’s expenses up to $8.5 million or pay MRC Global a termination fee equal to $45.5 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended June 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced program (3)	Approximate dollar value of shares that may yet be purchased under the program (2)(3) (in millions)
April 1 - 30, 2025	466,841	$15.51	466,841	$145
May 1 - 31, 2025	560,874	$14.91	478,373	$138
June 1 - 30, 2025	322,215	$14.86	322,215	$133
Total	1,349,930	$15.11	1,267,429

(1)
82,501 shares purchased during the three months ended June 30, 2025, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stocks.
(2)
Excludes 1% excise tax on share repurchases under the publicly announced program.
(3)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. In connection with the Merger Agreement with MRC Global, the Company has temporarily suspended share repurchase activity. The Company expects share repurchases to remain paused until the merger is completed.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of June 26, 2025, by and among DNOW Inc., MRC Global Inc., Buck Merger Sub, Inc. and Stag Merger Sub, LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 26, 2025)

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

Date: August 6, 2025

DNOW INC.

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer