Form 10-K
period 2025-12-31
DNOW Inc.
filed 2026-02-26
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was $1.6 billion. As of February 18, 2026, there were 186,346,145 shares of the Company’s common stock (excluding 2,018,633 unvested restricted shares) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2026 Annual Meeting of Stockholders are incorporated in Part III of this report.

DNOW INC.

FORM 10-K

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections, among others: “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements typically are identified by use of terms such as “anticipates”, “assumes”, “believes”, “budget”, “estimates”, “expects”, “goal”, “guidance”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “project”, “predict”, “potential”, “objective”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, or other similar words and phrases, although some forward-looking statements could be expressed differently. Forward-looking statements are current only as of the date they are made. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors and risks, many of which are outside of our control, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, changes in trade policies including the imposition or elimination of additional tariffs and duties, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions (including but not limited to certain risks relating to any mergers or acquisitions, such as: the timing of the closing of the merger or acquisition; the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms; the possibility that regulatory approvals for any dispositions or acquisitions will not be received on a timely basis, if at all, or that such approvals may require modification to the terms of the merger, acquisition or remaining businesses; the risk that the expected benefits, synergies and cost reduction efforts of the mergers or acquisitions may not be fully achieved in a timely manner, or at all), successful integration of the business of MRC Global into our business, general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions and tensions (including the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets, the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential data, and worldwide and national economic conditions and activity.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). Other factors beyond those listed above or elsewhere in this report including factors unknown to us and factors known to us which we have determined not to be material, could also adversely affect us. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by applicable law.

PART I

ITEM 1. BUSINESS

Overview

DNOW Inc., (“DNOW” or the “Company”), headquartered in Houston, Texas, was incorporated in Delaware on November 22, 2013. On June 2, 2014, DNOW stock began regular trading on the New York Stock Exchange under the ticker symbol “DNOW”. We are a premier provider of energy and industrial solutions, serving as a global leader in the distribution of pipe, valves and fittings (“PVF”), and pumps, as well as in the fabrication, assembly and testing of process and production equipment. We provide a broad mix of quality products customers require to build and maintain essential infrastructure and operating equipment across the upstream, midstream, gas utilities, downstream, energy transition and industrial markets. We deliver a comprehensive range of value-added supply chain solutions and technical product expertise, supported by advanced digital offerings to customers globally.

On June 26, 2025, DNOW entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRC Global Inc. (“MRC Global”) in an all-stock transaction, inclusive of MRC Global’s debt. On November 6, 2025 (the “Closing Date”), DNOW completed its acquisition of MRC Global. See Note 20 “Acquisitions” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

Following the acquisition, we continue to leverage the existing brand equity, reputation and customer loyalty of MRC Global, including its MRCGO™ digital commerce platform and established supply chain and distribution leadership, while operating under DNOW corporate stewardship.

General

We are a premier provider of energy and industrial solutions with a legacy of more than 160 years as a leading distributor of PVF, gas products, pumps, fabricated process and production equipment and a wide range of MRO consumables and related products. We operate across diversified sectors of the energy value chain and industrial end-markets, including:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use and disposal of produced water
•
Midstream: transmission and gathering infrastructure for processing and transmission of oil, gas or water
•
Gas Utilities: gas utilities (storage and distribution of natural gas)
•
Downstream and Industrial: downstream and industrial including crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, liquefied natural gas (“LNG”) terminals and renewable natural gas (“RNG”) facilities

The distribution industry is highly fragmented, with both large global participants and numerous smaller regional and local competitors. As a supply chain partner, we deliver value by managing vendor networks and aggregating, stocking and distributing a broad assortment of products from numerous manufacturers near customer operating locations. Across the energy and industrial markets, our customers rely on our extensive inventory, product expertise and comprehensive supply chain solutions for mission-critical process applications.

We offer an extensive portfolio of products, including PVF, gas products, valve automation, valve modification, gaskets, fasteners, electrical components, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, maintenance, repair and operating (“MRO”) consumables and a variety of both general and specialty products.

In the Upstream and Midstream sectors, we provide MRO consumables, safety and original equipment manufacturer (“OEM”) equipment to land drilling rigs, workover rigs and initial offshore drilling rig load-outs. Across upstream production and midstream applications, we serve oil and gas operators with a full suite of steel, fiberglass and composite PVF, pumps, process and production equipment, artificial lift, instrumentation and measurement, and safety and personal protective equipment (“PPE”). These offerings support the exploration, production, separation, storage, gathering and transportation of oil and gas, as well as the separation, treatment, storage and transfer of produced water. In the Gas Utilities sector, we provide a wide array of PVF, gas meters, instrumentation and measurement equipment and general products. In the Downstream and Industrial sectors, we provide API valves to the refining, petrochemical, chemical and process industries in a variety of carbon steel, stainless steel, alloys and specialty and critical valve applications. In addition, we provide pipe, fittings and flanges in various metallurgies to meet customer requirements.

Our team of approximately 5,300 employees supports customers from a strategic network of approximately 300 locations. These locations utilize a complementary suite of technology, systems, order and fulfillment processes and sourcing and procurement channels to provide products and services to a variety of customers operating in the energy and industrial markets.

We serve both land and offshore operations from a local presence in the United States (“U.S.”), Canada, the United Kingdom (“UK”), Europe, Australia, New Zealand, Singapore and the Middle East, and further extend our reach by exporting to regions such as Southeast Asia, Latin America and West Africa. Our supplies and equipment offerings are tailored to meet the unique demands of local markets and customers' operations.

In addition to supplying products, we provide sourcing, procurement, warehouse and inventory management solutions as part of our supply chain and materials management offering. We have developed expertise in application systems, work processes, parts integration, optimization solutions and after-sales support that provide more efficient and productive solutions for our customers. Our solutions include outsourcing portions or entire functions of our customers’ procurement, warehouse and inventory management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our Enterprise Resource Planning (“ERP”) systems and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality.

Through our DigitalNOW® and MRCGO™ e-commerce platforms, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges.

We operate primarily under the DNOW and MRC Global brands along with several affiliated brands operating in local, regional or international markets which are tied to prior acquisitions. We seek to be the premier solutions provider to the energy and industrial markets by delivering best-in-class service, extensive product breadth, global scale, innovative supply chain solutions and the technical expertise required to support our customers' most complex, multi-site needs. Our critical role in the supply chain, coupled with our broad product and service offerings, global presence, scalable information systems and efficient distribution capabilities, reinforces the long-standing strategic relationships we have built with our customers and supports our continued growth.

Business Strategy

As a premier solutions provider, distributor of PVF, gas products, pumps, production and process solutions and other infrastructure and general products and services to diversified upstream, midstream, gas utility, downstream and industrial sectors, our strategy is focused on growth, creating efficiencies, targeted acquisitions and the development of long-term customer relationships. Our strategic objectives are to:

•
execute the integration, create value and capture synergies from the MRC Global merger,
•
create value through successful acquisition integrations recognizing both revenue and cost synergies,
•
create scale through targeted mergers and acquisitions primarily in higher margin and higher growth markets,
•
generate robust cash flow and opportunistically return capital to shareholders,
•
diversify across resilient end-markets,
•
supply critical products to develop midstream infrastructure to support power demand driven by data centers,
•
invest in technology systems and distribution center infrastructure to achieve improved operational excellence,
•
safely and sustainably increase our efficiency and lower our operating costs to enhance our margins,
•
invest in efficient operations,
•
optimize our working capital,
•
continue our reach and expansion of digital interaction with new and existing customers through digital connections and e-commerce,
•
maintain superior customer service and,
•
provide our products and services to companies engaged in energy transition

We conduct detailed account planning and educate potential customers on the product and service offerings and logistics services we provide. In addition, through digital system integration with our customers and suppliers, we believe transactions can be streamlined and lower the cost of transactions for both parties.

We take a multi-faceted approach to expanding existing markets and accessing new markets. We seek to optimize our geographic footprint through organic investments, pursue strategic acquisitions and cultivate relationships with our existing customer base. We develop innovative supply chain solutions that enable us to consistently deliver the high-quality products that our customers require. By being a consistent and reliable supplier and innovative solution provider, we are able to maintain and grow our sales with both new and existing customers.

We source from a diverse base of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously providing our customers with access to alternative sources of supply and high-quality products across the entire spectrum of their product needs. We continually evaluate, broaden and optimize our product and service offerings and supplier base.

Sales and Marketing

We distribute our products to a variety of end-users by leveraging a broad inventory offering and distribution network that allows us to serve large customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth and availability of inventory, responsive service and timely delivery are critical to the sales process in the energy and industrial distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model applies a two-pronged approach to address regional, national and global customers. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are supported by groups with additional specific service or product expertise, including integrated supply chain solutions, valves, valve automation and modification, pumps, compressors, fabricated equipment, electrical products, engineering, procurement and construction projects, corrosion resistant products, pipe, measurement equipment and implementation. Our sales force is further focused on outside and inside sales forces.

Our outside sales force, comprising account managers and external sales representatives, develop relationships with prospective and existing customers to better understand their needs and to increase the number of the products specified or approved by a given customer. Outside sales representatives may be branch-based focusing on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Our pumps and process solutions sales are supported by a large number of application and sales engineers who possess technical aptitude to assist customers in the sales, application and service process. Internationally, for valve sales, our sales force is comprised of qualified engineers who are able to meet complex customer requirements, recommend optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of customer service representatives is responsible for processing orders that new and existing customers generate as well as orders that our outside sales force generates. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics established by management.

Operations

Our distribution network extends throughout the world with a presence in major oil and natural gas providing regions in the U.S., Canada, Europe, Asia, Australia and the Middle East. Many of these locations are strategically located to service oil and gas and midstream operators, gas utilities and industrial customers. We service Africa, Central and South America and other regions on an export basis. Our business operates under three geographical operating segments: U.S., Canada and International. These segments represent our business of providing PVF, gas products, pumps, production and process solutions and other infrastructure and general products and services to the sectors that we serve. Financial information regarding our reportable segments appears in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (Part II, Item 7 of this Form 10-K) and in Note 16 “Business Segments” of the Notes to the Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K).

Our distribution network operates as a multi-region centralized logistics system, where products are managed through central regional distribution centers (“RDCs”) and super centers, that are then distributed to branch locations. Inventory at each site is optimized to maximize efficiency, minimize material handling and excess freight expense and ensure rapid accessibility in alignment with local market demand. In addition to product sales, we offer integrated and complementary supply chain solutions. Our network is designed to scale and adapt to evolving market conditions.

Products

We provide a wide range of products across multiple end markets including:

•
Valves, Automation, Measurement and Instrumentation. Our product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in energy and industrial applications to control direction, velocity and pressure of fluids and gases within processing facilities and transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products. In addition, we offer a full range of valve modification services to meet customer requirements including valve control extensions, welding, hydrotesting, painting, coating, x-raying and actuation assembly. We also offer low emission stem packing options to help reduce fugitive emissions.
•
Pipe. Customers typically use carbon line pipe in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and natural gas liquids (“NGLs”). We provide steel downhole tubing for workover rigs that provide well maintenance, fiberglass and composite pipe in applications that are highly corrosive to steel products and process steel pipe to downstream and industrial companies.
•
Gas Products. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers.
•
Pumps, Production and Process Solutions. Our product offering includes process and production fabricated equipment, pump and rotating equipment, horizontal pump solutions for fluid movement and EcoVaporTM products.
•
Fittings, Flanges and Other Connectors. Fitting, flanges and other connectors include metal (e.g. carbon or stainless steel) and composite (e.g. fiberglass) fittings and flanges, and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases.
•
General Products. General products include oilfield supplies and other industrial products such as mill, tool, safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators.

We fabricate, assemble and test customer lease automatic custody transfer (“LACT”) units, gas meter runs, ASME code vessels in the form of separators, heater treaters, gas conditioning systems, towers, reactors, condensate stabilizers, slug catchers and pressurized bullet tanks, pig launchers and receivers and water transfer and disposal units as part of our pumps, production and process solutions products.

We also provide modular oil and gas wellsite facility solutions, also known as tank battery solutions, that positively impact our operator customers by enabling them to design a modular tank battery that allows flexibility and scalability for current and future production, while expediting revenue generation by reducing the time to complete a tank battery and getting oil and gas into the pipeline earlier. This solution saves our customers time and expense related to well hookup and tank battery commissioning and reduces field incident exposures due to a reduced labor requirement for facility construction.

Our EcoVaporTM branded vapor recovery systems, such as our ZerO2TM and Sulfur SentinelTM units, help eliminate routine flaring, minimize emissions and purify natural gas streams to maximize the productivity of oil and gas facilities, midstream and saltwater disposal operations, biogas and landfill gas operation. Operators directly benefit through the reduction of their scope 1 emissions by enabling customers to retain and sell residual flash gas commonly found in storage tanks resulting in reduced flaring and a decrease in greenhouse gas emissions. These vapor recovery systems capture and transfer volatile organic compounds during oil, gas and produced water storage, reducing carbon emissions. Additionally, our EcoVaporTM products provide RNG customers with gas treatment and gas drying solutions enabling the RNG operators the ability to sell their gas after treatment to the midstream gas operator.

For produced water, we provide fluid movement products which help our customers dispose of produced water in an environmentally safe manner. For oil streams, we provide products that measure the quality and quantity of oil and gas through the separation process and prior to distribution to the midstream sector. We offer a variety of fluid movement solutions ranging from standard to engineered pump packages and a wide variety of ASME fabricated process and production equipment to remove water and contaminants prior to the midstream transfer of oil, NGLs and other refined products within the midstream sector. For gas processing and gas conditioning, we offer a full suite of PVF and ASME coded fabricated process equipment to efficiently and economically process and condition gas for transfer to end markets. Our products are widely employed at terminals and tank farms within the midstream end-market to support the storage and distribution of oil, gas, NGLs, LNG and other hydrocarbon-based fluids.

The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperatures and highly corrosive and abrasive environments. We strive to provide significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders faster, including those with lower volume and specialty items, than if we operated on a smaller scale or only at a local or regional level.

Services

We provide our customers with a comprehensive array of services which result in deeply integrated customer relationships, such as the following:

•
inventory planning
•
warehouse management
•
integrated supply
•
product quality programs
•
manufacturer assessments
•
multiple daily deliveries
•
volume purchasing
•
truck stocking
•
technical support
•
training
•
just-in-time delivery
•
on-site commissioning

•
after-market field repair
•
after-market rental mobile pumping units
•
inventory and zone store management and warehousing
•
order consolidation
•
product tagging and system interfaces tailored to customer
•
supplier specifications for tracking and replenishing inventory
•
engineering of control packages
•
valve inspection and repair
•
product expediting, tracking and tracing
•
documentation services, including material test records, assembly drawings and data sheets
•
pressure testing

Our self-service portal and system interfaces facilitate digital transaction exchange between our customers’ and our proprietary IT systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, customized pricing and business to business processes, streamlining the order to cash process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain, and we are able to market a “total transaction value” solution rather than individual products.

We continue to invest in and expand our comprehensive IT systems. In the U.S., Canada and International, we operate several ERP systems. These systems provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our DigitalNOW® and MRCGO™ platforms. Our highly specialized operational effectiveness and implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation and technology cycle adoption phases. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

As major gas utilities and integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have evolved their supply chain model by integrating external solutions for procurement and inventory management. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing and managing PVF and other products. In integrated supply relationships, we offer electronic catalog service through DigitalNOW® and MRCGO™ and often have employees on-site full-time at many customer locations. Our supply chain solutions integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

Our valve engineering centers design and construct assemblies that combine actuators with the valves we sell. We also have a valve engineering and modification center in La Porte, Texas that modifies valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations. We have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

For our pumps, production and process solutions products, we have a team of distribution experts, technical professionals and licensed engineers who provide expertise and field repair services related to pumps, compressors, fluid movement packages, fabricated liquid and gas measurement systems and process and production equipment. We distribute OEM equipment including pumps, generator sets, air compressors, dryers, blowers, mixers and valves. We produce customer LACT units, Zero2TM, EcoVaporTM and Sulfur SentinelTM units to reduce greenhouse gas emissions.

We provide a variety of field services to customers who lease from our fleet of Flex Flow, Trojan Rentals and EcoVaporTM branded pumps, automation and process units deployed to various process applications across a variety of sectors.

Customers

Our principal customers are companies active in the upstream, midstream, gas utilities and downstream and industrial sectors of the energy industry. We serve customers across the energy value chain in all aspects including onshore and offshore contractors, independent and national oil and gas companies, midstream gathering and processing operators, refineries, petrochemical, chemical, utilities, LNG, RNG facilities and other downstream energy processors. We also serve energy customers involved in the separation, transfer and disposal of produced water as well as energy transition such as carbon capture, utilization and storage (“CCUS”), direct air capture (“DAC”) and offshore wind. In addition, we provide our products, services and supply chain solutions to non-oil and gas end markets such as power generation, data centers, mining and minerals, municipal water and wastewater and industrial manufacturing.

Due to the demanding operating conditions in these sectors, high costs and safety risks associated with equipment failure, customers prioritize highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, reliable products and value-added services and solutions.

Digital Customer Services

We invest in IT systems and branch infrastructure to achieve improved operational excellence and customer service. Our operational excellence program leverages systematic and standardized business processes to deliver top-tier safety performance, a consistent customer experience. Our digital transformation strategy is a key component of operational excellence and is designed to further differentiate our product and service offerings, with the objective of maintaining and growing our business with new and existing customers. We continue to develop our digital commerce platforms DigitalNOW® and MRCGO™, which provide our customers the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from representatives. Through these platforms we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our operating costs by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the RDC and super center fulfillment model. Where practical and cost effective, we deliver directly from our RDCs and super centers to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. We employ advanced information technologies, including ERP business technology platforms, to provide complete procurement, warehouse and inventory management and logistics coordination to our customers around the world. Having ERP business technology platforms allow immediate visibility into our inventory assets, operations and financials worldwide, which is intended to enhance decision making and efficiency.

Suppliers

We source our products from a global network of thousands of suppliers. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

Our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process involves employing individuals who specialize in conducting on-site assessments of our manufacturers and their processes as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices. The result of this process is our approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our Upstream, Midstream, Gas Utilities and Downstream and Industrial sectors, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis that both our customers and suppliers place on our AML helps secure our central and critical position in the global PVF supply chain.

We utilize a variety of freight carriers in addition to our corporate truck fleet to ensure timely and efficient delivery of our products. With respect to deliveries of products from us to our customers, or our outbound freight, we utilize both our corporate fleet and third-party transportation providers. With respect to shipments of products from suppliers to us, or our inbound freight, we principally use third-party carriers.

Seasonality

Our business normally experiences mild seasonal effects in the U.S. as demand for the products we distribute is generally higher during the summer and fall months. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity near the end of the calendar year in the industry sectors we serve and due to winter weather disruptions. In addition, certain exploration and production (“E&P”) activities in Canada, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

Competition

The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our distribution competitors include, among others, large distributors, several regional or product-specific competitors and many local, family-owned and privately held distributors. In addition, most of our suppliers also sell directly to end-users. For our pump, production and process solutions products, we compete against a variety of manufacturers, distributors and fabricators, many of which have access to capital who are privately owned, private equity backed or public companies.

Summary of Reportable Segments

We operate through three reportable segments: U.S., Canada and International. The segment data included in our MD&A is presented on a basis consistent with our internal management reporting. Segment information appearing in Note 16 “Business Segments” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) is also presented on this basis.

United States

We have approximately 210 locations in the U.S., which are strategically positioned to serve the upstream, midstream, gas utility, downstream and renewable energy and industrial markets.

We offer higher value solutions in key product lines in the U.S. which broaden and deepen our customer relationships and related product line value. Examples of these include pumps, valves and valve actuation, process and production equipment, fluid transfer products, measurement, automation and controls, spoolable and coated steel-pipe and composite pipe, gas products, along with many other products required by our customers, which enable them to focus on their core business while we manage varying degrees of their supply chain. We also provide additional value to our customers through engineering, design, construction, assembly, fabrication and optimization of products and equipment essential to safe and efficient production, transportation and processing of oil and gas and produced water.

Canada

We have a network of approximately 35 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan and Manitoba. Our Canada segment primarily supports energy, mining, drilling, engineering and contracting businesses with products and solutions similar to those offered in the U.S. In Canada, we also provide training for, and supervise the installation of, jointed and spoolable composite pipe. This product line is supported by inventory, as well as product and installation expertise to serve our customers.

International

We serve the needs of our international customers from approximately 55 locations outside the U.S. and Canada, which are strategically located in major oil and gas development and downstream processing areas. Our approach in these markets and the products we offer is similar to our strategy in the U.S. and Canada, with the addition of the distribution of electrical products in the UK, Singapore, Australia and international export markets. Our long legacy of operating in select international regions provides us strategic benefits as few of our competitors have a presence in most of the global energy producing areas.

Human Capital

As of December 31, 2025, we had approximately 5,300 employees, of which approximately 355 were temporary employees. We offer market-competitive benefits for employees and opportunities for growth and advancement. We place a strong emphasis on employee growth and development and provide opportunities for valued contribution and innovation. Our ethos determines how we act and interact, what we value, what we tolerate, how we treat one another, our customers and communities and the drive to continue to surpass expectations.

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

Workforce Inclusion

We believe that our people are a key driver of innovation, creativity and overall success. We are committed to maintaining an inclusive environment where all employees are appreciated and have a sense of belonging throughout our organization. We recognize the opportunity to enhance our workforce through talent acquisition and retention because we know that one of our greatest strengths is the diverse perspectives of our employees. We appreciate that having a team with a broad range of experience, cultural characteristics and varying perspectives fortifies our brand. Our efforts are rooted in the belief that every individual, regardless of their background, should have the opportunity to thrive and contribute to our shared goals. Our culture respects and values the unique perspectives, experiences, and talents that each employee brings to our organization.

To find the best employees, we must have a deep pipeline of talent with a wide range of experiences and backgrounds. We create a culture where all employees can strive to be their best, to achieve company goals and to deliver superior service to our customers.

We recognize that we are an integral part of the communities in which we operate. By directly engaging people in the communities we serve, we create a transparent dialogue to listen and learn from alternative views on how we conduct our business.

Workforce Health and Safety

In our business, safety is of paramount importance to us and to our customers. Unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient. We are subject to many safety regulatory standards such as those standards that the U.S. Occupational Safety and Health Administration (“OSHA”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us. Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business. For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm. Our operations, therefore, focus on the safety of our employees and those with whom we do business. Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

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

Sustainability

We can assist in reducing emissions of greenhouse gases in our operations by creating a more efficient supply chain. An efficient supply chain can help reduce the carbon footprint of deliveries to our RDCs, super centers and branches and ultimately to our customers. Use of our RDCs and super centers allows us to aggregate products across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. Many of the products we distribute are used by our customers to aid their efforts to reduce their greenhouse gas emissions. We continually assess market opportunities to offer our customers a variety of scope 1 emission reducing products like gas treating technology, sealless pumps and industrial air compressors that are used to replace historically used methane gas pneumatic systems with compressed air pneumatic systems. For gas treating, we offer an expanding suite of emissions reduction technology through our EcoVaporTM branded product line that reduces the venting and flaring of greenhouse gas, targeting the oil and gas and the growing RNG markets.

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

We are a distributor of products that contain and control the movement of gases and fluids in an efficient and sustainable manner. The products we sell are designed by the manufacturers of those products to prevent and minimize accidental leaks of hydrocarbons. Additionally, we offer product lines that further aid in the mitigation of environmental impact. Examples of such products include: domestically produced goods; low emission rated valves; steel piping products produced from recycled scrap; glass reinforced epoxy piping systems; vapor recovery units and valve actuation technologies that capture or control volatile organic compounds (“VOCs”) in an effort to limit and reduce emissions to the atmosphere; produced water transfer and water injection packages that dispose of produced water in an environmentally safe manner; and pipe produced using wind power, recycled water and wood pellet inputs. Additional examples of products we offer our customers to help reduce their scope 1 emissions may be found in our annual sustainability report.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•
the discharge of pollutants or hazardous substances into the air, soil or water;
•
the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes;
•
the responsibility to investigate, remediate, monitor and clean up contamination; and
•
occupational health and safety.

Historically, the costs to comply with environmental laws have not been material to our financial position, results of operations or cash flows. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial position or results of operations or cash flows.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2025 and 2024 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

Risk Factors Summary

The following is a summary of the certain risks that we believe apply to our business and the industry in which we operate:

Risks Relating to Our Business

•
Decreased capital and other expenditures in the energy industry, which can result from decreased oil and natural gas prices, among other things, can adversely impact our customers’ demand for our products and our revenue.
•
Demand for our gas utilities products and services depends on our customers’ capital investment programs, which may be reduced or delayed.
•
Volatile oil and gas prices affect demand for our products.
•
General economic and geopolitical conditions may adversely affect our business.
•
If our product costs became subject to significant future inflationary pressures, then we may not be able to fully offset these higher costs through price increases.
•
We may be adversely impacted by holding more inventory than can be sold in a commercial time frame.
•
We may be unable to compete successfully with other companies in our industry.
•
Demand for our sales of the products we distribute could decrease if the manufacturers of those products were to instead sell a substantial amount of goods directly to our customers in the sectors we serve.
•
We may need additional capital in the future, and it may not be available on acceptable terms, or at all.
•
We do not have long-term contracts or agreements with many of our customers. The contracts and agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.
•
Changes in our customer and product mix, as well as the timing, complexity and cyclical nature of our project-based work, could cause our margins and operating results to fluctuate and adversely affect our competitive position.
•
Customer credit risks could result in losses.
•
We may be unable to successfully execute or effectively integrate acquisitions.
•
We may continue to experience challenges with the stabilization of the U.S. ERP system inherited from MRC Global.
•
We are a holding company and depend upon our subsidiaries for our cash flow.
•
If we lose any of our key personnel, we may be unable to effectively manage our business or continue our growth.
•
Interruptions in the proper functioning of our information systems, including as a result of cyber incidents, deficiencies in our cybersecurity or disruptions involving third-party service providers, could compromise data, disrupt operations, impair financial reporting, expose us to liability and regulatory scrutiny, and adversely affect our financial results and the market price of our stock.
•
The loss of third-party transportation providers upon whom we depend, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.
•
Adverse weather events or natural disasters could negatively affect local economies and disrupt operations.
•
Privacy concerns relating to our personal and business information being potentially breached could damage our reputation and deter current and potential users or customers from using our products and services.
•
We have goodwill recorded on our balance sheet. If our goodwill becomes impaired, we may be required to recognize charges that would reduce our income.
•
Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

Risks Relating to the MRC Global Merger

•
We may not be able to successfully integrate the business of MRC Global into our business or realize the anticipated benefits of the mergers.
•
MRC Global may initially operate outside our existing control environment, and delays in integrating their systems and processes could expose us to control deficiencies and financial reporting risks.

•
The failure to successfully combine the businesses of DNOW and MRC Global may adversely affect our business.
•
The future results of DNOW following the merger will suffer if the combined company does not effectively manage its expanded operations.
•
The financial forecasts disclosed in connection with the merger are based on various assumptions that may not be realized.
•
The combined company’s ability to use the existing U.S. federal capital loss carryforwards, net operating loss carryforwards and other tax attributes could be limited.

Risks Relating to Our Supply Chain and International Trade Policies

•
We may experience unexpected supply shortages.
•
We may experience cost increases from suppliers, which we may be unable to pass on to our customers.
•
We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.
•
Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.
•
Price reductions by suppliers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that we purchased our inventory of these products at the higher prices prior to supplier price reductions.
•
A substantial decrease in the price of steel could significantly lower our product margin or cash flow.
•
If steel prices rise, we may be unable to pass along the cost increases to our customers.
•
If existing tariffs and duties on imports of line pipe or certain of the other products that we sell are lifted, the U.S. market could see an increased supply of less expensive products, which could adversely affect our business and results of operations.
•
Changes in trade policies, including the imposition or elimination of additional tariffs and duties, and risks with governmental instability in certain parts of the world could negatively impact our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

•
We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and have a material adverse effect on our business, financial condition and results of operations.
•
Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services and the physical effects of climate change could damage our assets or facilities, adversely impacting our business, results of operations, and financial condition.
•
We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.
•
Due to our position as a distributor, we are subject to personal injury, product liability and environmental claims involving allegedly defective products.
•
We face risks associated with conducting business in markets outside of the U.S. and Canada.
•
We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
•
Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.
•
We are a defendant in asbestos-related lawsuits. Exposure to these and any future lawsuits could have a material adverse effect on us.

Risks Relating to Our Common Stock

•
The market price of our shares may fluctuate widely.
•
Your percentage ownership in us may be diluted in the future.
•
We cannot assure you that we will pay dividends on our common stock.
•
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

Demand for our gas utilities products and services depends on our customers’ capital investment programs, which may be reduced or delayed.

Gas utilities must obtain regulatory approval for many infrastructure and maintenance projects. As a result, our revenues depend in part on the timing and magnitude of our customers’ capital expenditure programs. Regulatory delays, adverse rate case outcomes, political considerations, or changes in economic conditions may cause utilities to postpone, scale back, or cancel projects. Any such reductions or delays could reduce demand for our products and services and materially adversely affect our business.

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
•
currency fluctuations; and
•
tax policies.

Oil and natural gas prices have been and are expected to remain volatile. U.S. rig count decreased from 589 rigs on January 3, 2025 to 546 rigs on December 30, 2025. U.S. rig count averaged 561 rigs in 2025. The price for West Texas Intermediate crude was $57.21 per barrel at January 2, 2026, $73.79 per barrel on January 2, 2025 and $70.62 per barrel on January 2, 2024. As seen in January 2026 as compared to January 2025, there was a decrease of $16.58, or 22%, indicating the price volatility and this historical volatility has caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes.

General economic and geopolitical conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include public health crises, interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tariffs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. Fluctuations in foreign currency exchange rates, particularly in countries where we operate or source products, may affect our revenue, costs, margins or cash flows. Currency volatility could also affect the valuation of inventory and receivables and complicate working capital management. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.

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

We may be adversely impacted by holding more inventory than can be sold in a commercial time frame.

A fundamental aspect of our business is to have inventory available for customers when they need it. If we over-estimate the amount of inventory that can be sold in a commercial time frame or if market demand for a product drops unexpectedly, we may be forced to sell the product at substantially lower prices, scrap the product or write down its carrying value. This can adversely impact our business.

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

Changes in our customer and product mix, as well as the timing, complexity and cyclical nature of our project-based work, could cause our margins and operating results to fluctuate and adversely affect our competitive position.

From time to time, we may experience changes in our customer mix and product mix. Changes in our customer mix may result from business acquisitions, geographic expansion, routine selling activities within existing markets and targeted efforts to reach new customer segments. Product mix changes may also arise from acquisitions, marketing initiatives and evolving needs communicated by existing and prospective customers. If customers increasingly require lower-margin products or if competitive pressures require pricing concessions or less favorable terms, our product margins and overall financial performance could be adversely affected.

A meaningful portion of our business also depends on project-based activity that can be cyclical and susceptible to delay or cancellation. Our results may fluctuate based on the timing of contract awards, project start dates, scope changes, execution schedules and completion timelines. Delays in obtaining awards, shifts in project timing, extended development cycles or cancellations can result in significant period-to-period volatility in our revenue, operating results, financial condition and cash flows.

Many of these projects directly or indirectly involve complex design, engineering, financing, permitting, procurement and construction phases that can occur over extended time periods, sometimes several years. We have encountered, and may continue to encounter, project delays, cost increases, supply-chain or labor constraints, and other execution challenges. If we are unable to effectively manage these risks, accurately estimate costs, or recover increases through contractual protections or change orders, our margins and competitive position could be negatively impacted.

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

One of our key operating strategies is to selectively pursue acquisitions, including large scale acquisitions, to continue to grow and increase profitability. However, acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets. In particular, large-scale acquisitions increase the complexity and risk of converting and integrating ERP and other core business systems, which may require extended stabilization periods, incremental costs and management attention and could disrupt critical business processes.

Even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•
failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
•
complications and issues resulting from the integration/conversion of ERP systems, including data-migration errors or loss of information, disruption across order-to-cash and procure-to-pay processes (for example, order entry, inventory visibility, shipping and receiving, invoicing and collections and vendor payments), instability of customer and supplier integrations, the need for manual workarounds, increased error rates and delays and the risk that anticipated benefits are delayed or not realized);
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

We may continue to experience challenges with the stabilization of the U.S. ERP system inherited from MRC Global.

Prior to the Mergers, MRC Global had commenced the implementation of its new cloud-based ERP system for the U.S. segment. The combined company continues to address configuration, data-migration and stabilization matters arising from that implementation. Large-scale implementations are complex and may require extended stabilization. Disruptions or deficiencies in configuration, data migration, testing or deployment—or in related change-management—could adversely affect order-to-cash and procure-to-pay processes (e.g., order entry and fulfillment, inventory visibility, shipping/receiving, pricing and invoicing, collections, vendor payments, and customer/supplier integrations). During stabilization, manual workarounds and reconciliations may increase errors, delays and costs, and could delay synergy realization.

The integration of disparate systems also present risks of data-migration errors, loss or corruption of information, interface failures between legacy and new applications, and limitations in underlying infrastructure or third-party services. These issues could cause service interruptions, missed obligations, shipment delays, inventory imbalances, customer or supplier dissatisfaction, and negatively affect revenues, margins, cash flows and working capital. The complexity of changes may heighten cybersecurity and privacy risks and make incidents harder to detect, contain and remediate, requiring significant remediation and recovery efforts.

These system changes also affect our financial reporting environment. During and after stabilization, we may experience control design or operating deficiencies, increased reliance on manual procedures and higher remediation and audit costs. If we are unable to timely design, implement and maintain effective ICFR and disclosure controls, we could record audit adjustments, delay external reporting, or identify one or more material weaknesses, which could trigger regulatory scrutiny or litigation and adversely affect investor confidence and financing costs.

We depend on qualified personnel and implementation partners. Resource shortages, turnover, competing integration priorities, vendor performance issues or technical constraints could extend timelines, increase costs or force re-sequencing. We may not realize expected efficiencies, cost savings or other benefits, or such benefits may be delayed. Failure to effectively stabilize and integrate the ERP and other core systems on schedule and within budget could adversely affect our business, financial condition, results of operations and cash flows. See “Controls and Procedures” (Part II, Item 9A) and “Cybersecurity” (Part I, Item 1C).

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

Interruptions in the proper functioning of our information systems, including as a result of cyber incidents, deficiencies in our cybersecurity or disruptions involving third-party service providers, could compromise data, disrupt operations, impair financial reporting, expose us to liability and regulatory scrutiny, and adversely affect our financial results and the market price of our stock.

The proper functioning of our information systems is critical to the successful operation of our business. We increasingly rely on complex information technology systems and third-party service providers to process orders, track credit risk, manage inventory, monitor accounts receivable collections, purchase products from our vendors, ship products to our customers on a timely basis and maintain cost-effective operations. Any failure, interruption, or deficiency in these systems—including those caused by natural disasters, power losses, telecommunications failures, significant system changes (such as the stabilization of MRC Global's U.S. ERP system), security breaches, cyber incidents, or other disruptive events—could impair our ability to procure products, process and ship orders, maintain inventory levels, collect receivables or pay obligations, and could hinder our ability to integrate our systems with those of our customers.

As our reliance on technology has increased, so have the risks to our systems, whether internal or those operated by third parties. Cyber incidents—such as unauthorized access, data corruption, system disruption, theft of confidential or proprietary information and the misuse or malicious use of artificial intelligence—continue to grow in frequency and sophistication. Additionally, the rapid evolution and increased availability of artificial intelligence and machine learning technologies may intensify cybersecurity risks by making targeted attacks more sophisticated and cybersecurity incidents more difficult to detect, contain and mitigate. These events could result in operational interruptions, exposure of private data, financial loss, reputational harm, legal claims, and regulatory scrutiny. They could also impair our financial reporting processes, potentially resulting in unreliable financial data or delays in our ability to produce required filings.

Although we maintain programs intended to identify, assess and manage these risks, including controls designed to protect against unauthorized access and program changes, no controls can eliminate all risk. Our security measures may be undermined by evolving technologies, actions of outside parties, employee error, malfeasance or other factors. A significant systems failure or cyber incident could require substantial remediation costs, result in the loss of critical data, interrupt our ability to manage inventories or process transactions, reduce customer loyalty, and expose us to liability. Any such event could adversely affect our results of operations, cash flows, financial condition and the market price of our stock. See Cybersecurity (Part I, Item 1C of this Form 10-K).

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

We have security measures and controls to protect personal and business information and continue to make investments to secure access to our information technology network. These measures may be undermined, however, due to the actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business and results of operations. Evolving U.S. state and foreign privacy and data protection laws and contractual data-handling commitments may increase compliance costs and liability risk, particularly in the event of security incidents or alleged non-compliance.

We have goodwill recorded on our balance sheet. If our goodwill becomes impaired, we may be required to recognize charges that would reduce our income.

As of December 31, 2025, we had $617 million of goodwill recorded on our balance sheet. Under generally accepted accounting principles in the U.S., goodwill is not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net (loss) income even though there would be no impact on our underlying cash flow.

Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have indebtedness. As of December 31, 2025, we had total debt outstanding of $411 million and $424 million in aggregate availability under our senior secured revolving credit facility. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

•
limiting our ability to obtain additional financing to fund our working capital, acquisitions, expenditures, debt service requirements or other general corporate purposes;
•
limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•
limiting our ability to compete with other companies who are not as highly leveraged;
•
subjecting us to restrictive financial and operating covenants in the agreements governing our and our subsidiaries’ long-term indebtedness;
•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, results of operations and financial condition;
•
increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and
•
limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on operations, business and capital flexibility.

For a description of our revolving credit facility and indebtedness, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K).

Risks Relating to the MRC Global Merger

We may not be able to successfully integrate the business of MRC Global into our business or realize the anticipated benefits of the mergers.

The mergers involved the combination of two companies that previously operated as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and we are devoting significant management attention and resources to integrating the business practices and operations of MRC Global into us. Potential difficulties that we may encounter as part of the integration process, which are heightened while ERP and related core systems are being integrated and stabilized, include the following:

•
the inability to successfully combine our business and MRC Global in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the mergers;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies, including the ongoing stabilization of MRC Global’s ERP and other core business systems (including configuration and stabilization matters arising from MRC Global’s pre-merger U.S. ERP implementation), which could result in operational disruptions, increased costs and delays in realizing anticipated synergies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses associated with the mergers.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies, our ability to achieve the anticipated benefits of the mergers, our earnings or our business and financial results following the mergers. We have already experienced operational disruptions attributable to ERP stabilization matters inherited from MRC Global, including challenges affecting our ability to provide financial guidance, and there can be no assurance that additional disruptions will not occur as we continue the conversion and integration process.

MRC Global may initially operate outside our existing control environment, and delays in integrating their systems and processes could expose us to control deficiencies and financial reporting risks.

Newly acquired operations may temporarily function without full alignment to our established control structure, and the process of integrating their financial reporting systems, policies, and procedures may take significant time and resources. During this transition period, we may identify deficiencies in disclosure controls and procedures or internal control over financial reporting (“ICFR”) that, if not remediated timely, could affect the reliability or timeliness of our financial reporting. These risks are heightened while we stabilize MRC Global’s U.S. ERP—including addressing configuration and data-integrity matters—and integrating other core systems with ours, which may require manual workarounds, data-reconciliation efforts, system reconfiguration and additional remediation costs during an extended stabilization period. Any such deficiencies, or any material weaknesses identified during or after integration, could increase the risk of errors in our financial statements, lead to audit adjustments, limit our ability to conclude that our controls are effective, or expose us to litigation or regulatory scrutiny and could delay or complicate our SEC reporting. We refer you to Controls and Procedures (Part II, Item 9A of this Form 10-K) for additional information regarding the scope of our ICFR assessment and the treatment of recently acquired businesses.

The failure to successfully combine the businesses of DNOW and MRC Global may adversely affect our business.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits from combining our business with MRC Global. To realize these anticipated benefits, our and MRC Global’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the mergers, and such integration may not be successful or may take longer than anticipated. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the mergers or to achieve the anticipated benefits of the mergers. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

The future results of DNOW following the merger will suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company increased significantly. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the mergers.

The financial forecasts disclosed in connection with the merger are based on various assumptions that may not be realized.

The financial estimates disclosed in connection with the mergers were based on assumptions of, and information available to, our management when prepared, and these estimates and assumptions are subject to uncertainties, many of which are beyond our control and may not be realized. Many factors will be important in determining the future results following the mergers. As a result of these contingencies, actual future results may vary materially from our estimates. In view of these uncertainties, these financial estimates should not be viewed as a representation that the forecasted results will necessarily reflect actual future results.

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

The combined company’s ability to use the existing U.S. federal capital loss carryforwards, net operating loss carryforwards and other tax attributes could be limited.

DNOW had approximately $157 million of U.S. federal net operating loss (“NOL”) carryforwards (among other U.S. tax attributes) as of December 31, 2025 of which $20 million was recognized by MRC Global and succeeded to DNOW as a result of the mergers. The NOL carryforwards have no expiration date. In addition, MRC Global had approximately $111 million of U.S. federal capital loss (“CL”) carryforwards that carried over to DNOW, which will expire in 2028. The combined company’s ability to utilize such U.S. NOL carryforwards, CL carryforwards and certain other U.S. tax attributes to reduce future income subject to U.S. federal income tax may be subject to certain limitations, including under Sections 382 and 383 of the Code in the event of an “ownership change” within the meaning of the Code.

As a result of the mergers, MRC Global is expected to undergo such an ownership change. Accordingly, the utilization of MRC Global’s NOL and CL carryforwards is expected to be subject to an annual limitation under the Code. However, the impact of such limitation is not expected to be material since MRC Global believed it was more likely than not that the U.S. federal CL carryforwards would not have been realized prior to the mergers and had offset the benefit with a corresponding valuation allowance which DNOW is maintaining following the mergers. In addition, while DNOW is not expected to undergo an ownership change as a result of the mergers, such mergers could contribute to an ownership change now or in the future. However, based on current expectations, any limitation that may be imposed as a result of an ownership change is not expected to have a material impact on the combined company’s ability to utilize DNOW’s U.S. federal NOL carryforwards.

Risks Relating to Our Supply Chain and International Trade Policies

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties that might extend lead times. Disruptions in supplier production or freight networks, including weather-related events, labor actions, carrier capacity constraints, international port congestion, or geopolitical developments, could delay deliveries, increase costs, and impair our ability to meet customer demand. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain products from suppliers and manufacturers in sufficient quantities, or at all, could adversely affect our product offerings and our business.

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

Changes in trade policies, including the imposition or elimination of additional tariffs and duties, and risks with governmental instability in certain parts of the world could negatively impact our business, financial condition and results of operations.

The U.S. government has continued to impose Section 232 tariffs, Section 301 tariffs and various dumping duties on steel and aluminum and a broad range of other products imported into the U.S. Changes in tariffs and duties affect our material input costs. These tariffs and duties are subject to change. If these tariffs or duties were removed or adjusted down, it could drive down the costs of certain products and affect our inventory value which could affect our margin negatively. In addition, there could be additional trade actions or rate increases imposed by the U.S. and these could also result in additional retaliatory actions by the U.S.’ trade partners. Given that we procure significant materials that we resell directly or indirectly from outside of the U.S., potential changes in U.S. trade policy, along with recent governmental instability in certain parts of the world, expose us to risk. In addition, support for protectionism and rising anti-globalization sentiment in the U.S. and in other countries could lead to cost increases or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the U.S. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional, and local legislation and regulatory measures to limit GHG emissions. The implementation of these agreements, including the Paris Agreement, the European Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services.

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
changes in tariffs and duties;
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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) extends beyond bribery of foreign public officials and also applies to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

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

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.

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

We are a defendant in asbestos-related lawsuits. Exposure to these and any future lawsuits could have a material adverse effect on us.

We are a defendant in lawsuits involving approximately 713 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K), Legal Proceedings (Part I, Item 3 of this Form 10-K) and Note 14 “Commitments and Contingences” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for more information.

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

No unauthorized access to customer, vendor, supplier, joint venture, employee or our data has occurred as a result of cybersecurity incidents that have had a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under Risks Relating to Our Business in Item1(a) Risk Factors.

ITEM 2. PROPERTIES

As of December 31, 2025, our three reporting segments, the United States, Canada and International, had approximately 210 locations, 35 locations and 55 locations, respectively. International countries include: Australia, Belgium, Finland, France, Germany, Italy, Kuwait, the Netherlands, New Zealand, Norway, Oman, Saudi Arabia, Singapore, the United Arab Emirates, and the UK. Our properties are comprised of offices, branches, super centers and RDCs, approximately 91% of which are leased. One owned facility is pledged as collateral under our senior secured revolving credit facility discussed in Note 11 “Debt” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K); none of our owned facilities are subject to mortgages.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that upon resolution are likely to have a material effect on our business, financial condition, results of operations or cash flows.

Also, from time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) and Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K).

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

DNOW Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DNOW”.

Our Board of Directors has not declared any dividends during 2023, 2024 or 2025 and currently has no intention to declare dividends.

As of January 31, 2026, there were 1,688 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but likely significantly higher.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

The following table presents a summary of share repurchases made during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program (1)(2) (in millions)
October 1 - 31, 2025	—	$—	—	$133
November 1 - 30, 2025	240,114	$12.51	240,114	$130
December 1 - 31, 2025	513,740	$13.65	513,740	$123
Total	753,854	$13.29	753,854

(1)
Excludes 1% excise tax on share repurchases.
(2)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock.

Performance Graph

The graph below compares the cumulative five year total return provided shareholders on DNOW Inc.'s common stock relative to the cumulative total returns of the S&P MidCap 400 Index and the PHLX Oil Service Sector Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2020 and its relative performance is tracked through December 31, 2025.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among DNOW Inc., the S&P Midcap 400 Index and the PHLX Oil Service Sector Index
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
DNOW Inc.
S&P Midcap 400
PHLX Oil Service Sector

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25
DNOW Inc.	$100	$119	$177	$158	$181	$185
S&P Midcap 400	$100	$125	$108	$126	$144	$155
PHLX Oil Service Sector	$100	$121	$195	$199	$176	$182

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as “anticipates”, “assumes”, “believes”, “budget”, “estimates”, “expects”, “goal”, “guidance”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “project”, “predict”, “potential”, “objective”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects,” “could”, or other similar words and phrases identify forward-looking statements, although some forward-looking statements could be expressed differently. These statements reflect our current views and beliefs with respect to future events as of the date hereof, are not historical facts or guarantees of future performance and involve risks and uncertainties that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. See “Note About Forward-Looking Statements” at the beginning of this report for further discussion. All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise, except to the extent required by applicable law.

Basis of Presentation

The accompanying consolidated financial information includes the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net (loss) income reflected as noncontrolling interest in the accompanying consolidated financial statements.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform with the Company's current period presentation. Specifically, amounts previously reported in “Other assets” have been reclassified to “Operating right-of-use assets”. In the fourth quarter of 2025, the Company elected to begin presenting a subtotal for gross profit and changed the terminology used in our reporting from “warehousing, selling and administrative” to “selling, general and administrative expenses” on the consolidated statements of operations. These reclassifications have no effect on previously reported total assets, total liabilities and stockholders’ equity, or net (loss) income on the Company's consolidated financial statements.

Change in Accounting Principles

During the fourth quarter of 2025, DNOW changed its inventory valuation method for U.S. inventories from the moving average cost method to the Last-In, First-Out (“LIFO”) method. The Company determined that retrospective application for periods prior to fiscal year 2023 was impracticable due to the need to establish a base-year cost and reconstruct historical layers because records of inventory purchases and sales are no longer available for all prior years. However, the Company has all of the information necessary to apply the LIFO method on a prospective basis beginning in 2023. The Company determined that LIFO is preferable under ASC 250 because it better reflects the current cost of inventory in cost of goods sold, given the commodity-like nature of DNOW’s products and the frequent price fluctuations driven by pricing pressure, global supply dynamics, tariffs and inflation. Prior period amounts were updated to conform to the current year presentation for the change in accounting principle. See Note 1 “Organization and Basis of Presentation” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

General Overview

We are a premier provider of energy and industrial solutions with a legacy of over 160 years as a global leader in the distribution of PVF, pumps and fabricated equipment. We provide quality products customers require to build and maintain essential infrastructure and operating equipment across the upstream, midstream, gas utilities, downstream, energy transition and industrial markets as well as innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use and disposal of produced water
•
Midstream: transmission and gathering infrastructure for processing and transmission of oil, gas or water
•
Gas Utilities: gas utilities (storage and distribution of natural gas)

•
Downstream and Industrial: downstream and industrial including crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, LNG terminals and RNG facilities

We offer a comprehensive portfolio of products, including an extensive array of PVF, pumps, fabricated equipment, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of thousands of suppliers. With over 160 years of history, our approximately 5,300 employees serve our customers through approximately 300 strategic locations including regional distribution centers, super centers, branches and corporate offices.

Our customers use our supply chain solutions, PVF, pumps, fabricated equipment and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service for customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy, industrial and gas utilities sectors as their primary PVF, pump and gas products supplier. Our solutions include outsourcing portions or entire functions of our customers’ procurement, warehouse and inventory management, logistics, point of issue technology, project management, business process and performance metrics reporting. These solutions allow us to leverage the infrastructure of our ERP systems and other technologies to streamline our customers’ purchasing process, from requisition to procurement to payment, by digitally managing workflow, improving approval routing and providing robust reporting functionality. We believe the critical role we play in our customers' supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF, pumps, and fabricated equipment to upstream, midstream, gas utilities, downstream, and industrial markets customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for customer spending is influenced by numerous factors, including the following:

•
Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels, offshore wind and hydrogen processing.
•
Gas Utility and Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for the Gas Utilities sector. Activity with customers in this sector is driven by upgrades and replacement of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time than our traditional oilfield-dependent businesses and moves independently of commodity prices.
•
Economic Conditions. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary, thereby causing demand for the products we distribute to materially change.
•
Manufacturer and Distributor Inventory Levels of PVF, Pumps, Fabricated Equipment and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and often result in increased revenue, higher PVF pricing and improved profitability.
•
Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply, impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times. These constraints can also present an opportunity, as our supply chain expertise allows us to meet customer expectations when the competition may not.

See Item 1A. “Risk Factors.” We conduct our operations through three business segments: U.S., Canada and International. See Item 1. “Business—Summary of Reportable Segments” for a discussion of each of these business segments.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results as determined by GAAP, we may disclose non-GAAP financial measures. The primary non-GAAP financial measures we disclose are Adjusted Gross Profit, Adjusted Gross Profit as a percentage of revenue, Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue.

We define Adjusted Gross Profit as revenue, less cost of products, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions, such as inventory fair value step-up or write-downs, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted Gross Profit.

We define Adjusted EBITDA as net (loss) income plus interest, taxes, depreciation and amortization and excluding other costs, such as stock-based compensation, restructuring and exit costs, transaction-related charges, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. Transaction-related charges include transaction costs, inventory fair value step-up or write-down, retention bonus accruals and integration expenses associated with acquisitions. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. See Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to the corresponding measures calculated in accordance with GAAP.

Recent Trends and Outlook

On January 3, 2026, the U.S. government intervened in Venezuela and announced it intends to support a new Venezuela leader while managing their oil resources inviting American companies to assist. Previously embargoed oil cargoes from Venezuela have now shipped for various destinations. The effects of these actions are still unfolding; however, in the short-term, having extra oil available tends to have a negative impact on upstream operations by driving down the price of oil. In the medium to long-term, our business could experience increased product sales in our Upstream and Downstream and Industrial sectors as American companies re-invest in the Venezuelan oil and gas infrastructure.

Oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. We expect this trend to continue.

The U.S. government has imposed tariffs on steel products, which were expanded throughout 2025. A significant portion of the products that we sell are made from steel. In addition, a portion of the products that we sell are sourced from China and India, including certain valve sub-assemblies that are finished in the U.S. The tariffs on products from Canada and Mexico have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. Even so, a significant portion of our U.S. inventory and products are domestically made but some products, such as valves and pumps, often have a significant portion of non-U.S. components, and we do import some valves, pumps and other products. In many instances, we have successfully collaborated with our customers to implement tariff pass-throughs throughout 2025. However, in some instances, tariffs raised infrastructure costs for our customers, making projects less viable and resulting in delays or cancellations among certain downstream clients in the second half of 2025.

The U.S. Supreme Court has now invalidated the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs. The overall impact on tariffs is unknown at this time. The administration has already relied on other statutory authorities to maintain or adjust tariffs, and those sector-specific tariffs remain fully in in effect. Notably, Section 232 tariffs on steel and aluminum remain in effect.

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

Upstream

The Upstream sector of our business includes the traditional exploration, production and extraction of oil and gas, as well as the use and disposal of produced water, and is the most cyclical of our markets. In 2025, this sector represented 62% of our total Company revenue. The Upstream sector revenue increased 5% in 2025 compared to 2024. During 2025, West Texas Intermediate (“WTI”) oil prices averaged $65.46 per barrel, down 14.5% from 2024. In 2025, oil prices fell due to a surplus in global supply, which was driven by record levels of U.S. shale production and the gradual ending of OPEC+'s production cuts. Natural gas prices also drive customer activity and have experienced volatility but increased throughout 2025, driven by increased LNG exports and lower storage levels.

Recent industry reports have projected flat to lower customer spending levels in 2026, due to current supply and demand projections. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Despite this, we expect opportunities for revenue synergies from cross-selling products related to our acquisitions will support growth in this sector. We also expect incremental growth in water management and disposal solutions, supported by our Flex Flow and Trojan offerings, as customers seek to optimize operating costs and manage produced water volumes more effectively.

The majority of the revenue in this sector comes from large independents and major exploration and production companies, which are expected to strongly influence the increase in capital spending in the coming years for this sector.

Midstream

DNOW’s Midstream sector is primarily U.S. based and driven by the increased demand for pipelines and gathering systems. In 2025, this sector represented 21% of our total Company revenue. The Midstream sector revenue increased 31% in 2025 compared to 2024. The outlook in 2026 is expected to have growth primarily driven by demand for natural gas infrastructure as LNG exports continue to rise and gas fired power generation increases for data centers. This market driver is anticipated to positively impact the Midstream sector, contributing to growth. The revenue profile for this sector tends to be volatile between quarters, as it can often be tied to large projects.

Furthermore, as new LNG capacity comes online this drives the need for associated pipeline infrastructure, which several LNG projects are expected to do in 2026. U.S. natural gas production is expected to rise, leading to the need for additional pipeline infrastructure and gathering systems. Rising electricity consumption from AI-driven data centers creates the need for additional natural gas transportation, which is also expected to drive growth in this sector.

In some cases, the market drivers for the Midstream sector are also tied to the same drivers as the Upstream sector, but on a one to two quarter lag. To the extent completion activity and related production increase, this could also have the impact of improving our revenue opportunities in the Midstream sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefiting this sector's revenue. Following the merger with MRC Global, we have enhanced our capabilities in large-bore valves, larger outside diameter pipe, measurement and instrumentation and valve actuation and automation. We believe the combined company is well positioned to capture midstream growth opportunities both domestically and internationally, supported by an expanded footprint and integrated solutions offering.

Gas Utilities

The Gas Utilities sector contributed 7% of our total Company revenue in 2025 and will represent a greater proportion of revenue in 2026 following the November 2025 acquisition of MRC Global. Market growth fundamentals of this sector are positive due to the demand for natural gas, distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2024, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) estimates approximately 34% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream and Industrial

Downstream and Industrial sector generated 10% of our total Company revenue for 2025 and increased 41% from 2024. We expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to maintenance, repair and operations (“MRO”) activities, project turnaround activity in refineries and chemical plants and new energy transition related projects. Additionally, we have expanded into new markets, including mining and data centers. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The outlook for energy transition projects within the Downstream and Industrial sector is supported by government incentives and policies. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. However, as U.S. government support is waning for these projects even while European government support continues, we are monitoring our customers plans for, and the pace of development of, these projects.

Supply Chain

Occasionally, the U.S. imposes tariffs on certain imported products that we distribute. These tariffs typically lead to an increase in the prices we pay for these products. Despite these cost pressures, we are generally able to mitigate the impact by leveraging our long-standing relationships with suppliers and the substantial volume of our purchases. These factors enable us to secure market-competitive pricing even in the face of rising costs.

Our supply chain expertise, strong relationships with key suppliers, and effective inventory management allow us to navigate both inflationary and deflationary market conditions. This strategic approach ensures that we can maintain stability in our operations despite external economic pressures. Furthermore, our contracts with customers typically include provisions that allow us to respond quickly to price increases. These contractual mechanisms enable us to pass along cost increases to our customers.

It is important to note that these challenges are dynamic and continue to evolve. If additional pricing fluctuations arise due to tariffs or quotas, the ultimate effect on our revenue and cost of products—which are determined using the LIFO inventory costing methodology—remains uncertain and subject to volatility.

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

			%		%
			2025 v		2025 v
	2025*	2024*	2024	2023*	2023
Active Rigs:
U.S.	561	599	(6.3%)	689	(18.6%)
Canada	177	188	(5.9%)	177	0.0%
International	1,080	1,161	(7.0%)	948	13.9%
Worldwide	1,818	1,948	(6.7%)	1,814	0.2%

West Texas Intermediate Crude Prices (per barrel)	$65.46	$76.55	(14.5%)	$77.64	(15.7%)
Natural Gas Prices ($/MMBtu)	$3.53	$2.19	61.2%	$2.54	39.0%
Hot-Rolled Coil Prices (steel) ($/short ton)	$831.52	$781.00	6.5%	$887.47	(6.3%)
U.S. Wells Completed	11,859	11,901	(0.4%)	13,222	(10.3%)

* Monthly averages for the years indicated, except for U.S. Wells Completed. See sources on the following page.

The following table details the U.S., Canadian and international rig activity and WTI oil prices for the past nine quarters ended December 31, 2025. During the third quarter of 2025, Baker Hughes’s methodology for calculating rig counts in the Kingdom of Saudi Arabia has been updated effective for periods beginning January 2024. As a result, previously reported international rig counts have been recast to conform to the updated methodology.

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide average rig count declined 6.7% (from 1,948 rigs to 1,818 rigs) and the U.S. declined 6.3% (from 599 rigs to 561 rigs) in 2025 compared to 2024. The average price of WTI crude declined 14.5% (from $76.55 per barrel to $65.46 per barrel), and natural gas prices increased 61.2% (from $2.19 per MMBtu to $3.53 per MMBtu) in 2025 compared to 2024. The average price of Hot-Rolled Coil increased 6.5% (from $781.00 per short ton to $831.52 per short ton) in 2025 compared to 2024. U.S. Wells Completed declined 0.4% (from 11,901 completion count to 11,859 completion count) in 2025 compared to 2024.

Longer Term Outlook

We play a vital role in supporting customers’ supply chains, providing essential products for energy and industrial markets, including infrastructure across upstream, midstream, gas utilities, downstream and energy transition sectors. Our business depends on both capital and maintenance spending by our customers. Global oil and gas consumption is rising due to population growth and expanding energy needs in emerging markets. The EIA projects world energy consumption to increase 34% between 2022 and 2050, with significant growth in renewables (118%), natural gas (29%) and hydrocarbon-based liquids (23%). U.S. oil production is expected to peak at 14 million barrels per day in 2027 and gradually decline, while natural gas production will grow, largely driven by LNG expansion and power generation. The U.S. midstream sector is expanding, particularly in natural gas infrastructure to meet LNG export and power demands. Federal policies have accelerated project reviews and simplified processes for pipeline development. Globally, refining capacity—especially in Asia and the Middle East—is projected to outpace demand growth later in the decade; the U.S. market remains stable but faces planned capacity reductions. As refineries age or convert to renewable fuels, we supply critical infrastructure for continued operations and conversions. The U.S. chemicals market is expected to grow steadily, while short term cycles will exist, and remain globally competitive through 2040, advantaged due to feedstock cost advantage from shale gas and NGLs. The European market is transitioning toward specialty and sustainable chemicals with commodity chemicals declining. Demand for our products is shaped by operational budgets, capacity expansions, and compliance needs. The gas utilities industry is expected to grow as aging distribution networks prompt replacement and modernization. PHMSA estimates that roughly 34% of gas distribution lines are over 40 years old or of unknown origin, driving ongoing maintenance. Housing market growth further increases demand for related infrastructure products. According to the EIA, the U.S. will remain a net exporter of petroleum products due to expanded terminal capacity, with strong markets for our goods and services. This projected increase in oil and gas to meet the rise in international energy demand continues to provide a robust market for our existing goods and services. We anticipate future growth from energy transition projects, as traditional energy customers shift capital to these areas. Our established relationships and experience position us well for this evolving market.

Results of Operations

Years Ended December 31, 2025 and December 31, 2024

The results of operations are presented before consideration of the noncontrolling interest. Our results of operations for 2025 and 2024 are as follows (in millions):

	Year Ended December 31,
	2025	2024 (Revised)	$ Change
Revenue:
United States	$2,294	$1,880	$414
Canada	214	253	(39)
International	312	240	72
Total revenue	$2,820	$2,373	$447

Operating (loss) profit:
United States	$(106)	$91	$(197)
Canada	8	13	(5)
International	5	5	—
Total operating (loss) profit	$(93)	$109	$(202)

Other (expense) income	(7)	1	(8)
(Loss) income before income taxes	(100)	110	(210)
Income tax (benefit) provision	(12)	31	(43)
Net (loss) income	(88)	79	(167)
Net income attributable to noncontrolling interest	1	1	—
Net (loss) income attributable to DNOW Inc.	(89)	78	(167)

Gross Profit	$478	$531	$(53)
Adjusted Gross Profit (1)	$651	$549	$102
Adjusted EBITDA (1)	$209	$176	$33
(1)
Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 42-44 herein.

Revenue. Our revenue was $2,820 million for 2025, as compared to $2,373 million for 2024, an increase of $447 million or 18.8%.

U.S. Segment—Revenue was $2,294 million for the year ended December 31, 2025, an increase of $414 million or 22.0% compared to the year ended December 31, 2024. The increase in the period was primarily driven by incremental revenue from the MRC Global acquisition completed in the fourth quarter of 2025 and the Trojan Rentals, LLC acquisition completed in the fourth quarter of 2024.

Canada Segment—Revenue was $214 million for the year ended December 31, 2025, a decrease of $39 million or 15.4% compared to the year ended December 31, 2024. The decrease was primarily due to lower project related activity as a result of rig count and commodity price declines.

Our Canadian revenue was approximately 8% of total revenue in 2025, compared to 11% in 2024. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was unfavorably impacted by approximately $5 million due to changes in foreign currency exchange rates over the prior year.

International Segment—Revenue was $312 million for the year ended December 31, 2025, an increase of $72 million or 30.0% compared to the year ended December 31, 2024. The increase was primarily due to the acquisition of MRC Global in November 2025.

Our international revenue was approximately 11% of total revenue in 2025, compared to 10% in 2024. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Our international segment revenue was favorably impacted by approximately $2 million due to changes in foreign currency exchange rates over the prior year.

Gross Profit. Our gross profit was $478 million (17.0% of revenue) for 2025, as compared to $531 million (22.4% of revenue) for 2024. The $53 million decrease was primarily attributable to inventory-related transaction charges and our LIFO inventory costing methodology. This decrease was partially offset by improved margins in the U.S. segment. As compared to average cost, our LIFO inventory costing methodology increased cost of products by $27 million for the year ended December 31, 2025 compared to a $4 million increase in cost of products for the year ended December 31, 2024.

Adjusted Gross Profit. Adjusted Gross Profit increased to $651 million (23.1% of revenue) for 2025 from $549 million (23.1% of revenue) for 2024, an increase of $102 million. The increase was primarily driven by the U.S. and International segments, partially offset by the Canada segment. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as revenues, less cost of products, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions, such as inventory fair value step-up or write-downs, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2025	As a % of revenue	2024 (Revised)	As a % of revenue
Gross profit, as reported	$478	17.0%	$531	22.4%
Amortization of intangibles	11		7
Increase in LIFO reserve	27		4
Inventory-related transaction charges	135		7
Adjusted Gross Profit	$651	23.1%	$549	23.1%

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $559 million for the year ended December 31, 2025 compared to $416 million for the year ended December 31, 2024, an increase of $143 million. The increase was primarily driven by an increase in legal and professional fees associated with the acquisition of MRC Global. SG&A expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate selling, general and administrative expenses.

Impairment and other charges. Impairment and other charges were $12 million for the year ended December 31, 2025 compared to $6 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the Company recognized approximately $12 million and $6 million, respectively, of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Operating (loss) profit. Our operating loss was $93 million for 2025, as compared to an operating profit of $109 million for 2024, a decrease of $202 million primarily due to inventory-related transaction charges, an increase in legal and professional fees associated with the acquisition of MRC Global and our LIFO inventory costing methodology.

U.S. Segment—Operating loss was $106 million for the year ended December 31, 2025, a decrease of $197 million compared to operating profit of $91 million for the year ended December 31, 2024. Operating profit decreased primarily due to inventory-related transactions charges, an increase in legal and professional fees associated with the acquisition of MRC Global and our LIFO inventory costing methodology.

Canada Segment—Operating profit was $8 million for the year ended December 31, 2025, a decrease of $5 million compared to operating profit of $13 million for the year ended December 31, 2024. Operating profit decreased primarily due to the decline in revenue discussed above.

International Segment—Operating profit of $5 million for the year ended December 31, 2025 was flat compared to operating profit of $5 million for the year ended December 31, 2024.

Other (expense) income. Other expense was $7 million for the year ended December 31, 2025 compared to other income of $1 million for the year ended December 31, 2024. For the year ended December 31, 2025, other expense was primarily attributable to interest expense on borrowings as compared to the year ended December 31, 2024, other income was primarily attributable to interest income.

Income tax (benefit) provision. The effective tax rate for the years ended December 31, 2025 and December 31, 2024 was 12.0% and 28.2%, respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2025, the effective tax rate was lower than the U.S. federal statutory tax rate due to nondeductible expenses incurred in connection with acquisitions as well as foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. For the year ended December 31, 2024, the effective tax rate was also impacted by foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit, foreign tax credits expiring unused in the period, and the change in valuation allowance recorded against deferred tax assets.

Net (loss) income attributable to DNOW Inc. Our net loss attributable to DNOW Inc. was $89 million for 2025, as compared to net income attributable to DNOW Inc. of $78 million for 2024, a decrease of $167 million due to inventory-related transactions charges and an increase in legal and professional fees associated with the acquisition of MRC Global.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $209 million (7.4% of revenue) for 2025, as compared to $176 million (7.4% of revenue) for 2024. Our Adjusted EBITDA increased $33 million over that period primarily due to higher incremental revenues from acquisitions completed in 2025 and 2024.

We define Adjusted EBITDA as net (loss) income plus interest, taxes, depreciation and amortization and excluding other costs, such as stock-based compensation, restructuring and exit costs, transaction related charges, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. Transaction-related charges include transaction costs, inventory fair value step-up and write-down, retention bonus accruals and integration expenses associated with acquisitions. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted EBITDA internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing operating performance. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. We believe that net (loss) income attributable to DNOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted EBITDA.

The following table reconciles net income attributable to DNOW Inc., as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2025	As a % of revenue	2024 (Revised)	As a % of revenue
Net (loss) income attributable to DNOW Inc.	$(89)	(3.2)%	$78	3.3%
Net income attributable to noncontrolling interest	1		1
Interest expense (income), net	2		(6)
Income tax (benefit) provision	(12)		31
Depreciation and amortization	52		34
Increase in LIFO reserve	27		4
Stock-based compensation (1)	15		13
Transaction-related charges (2)	62		6
Impairment and other charges (3)	12		6
Inventory-related transaction charges (4)	135		7
Restructuring and exit costs (2)	2		2
Other (5)	2		—
Adjusted EBITDA	$209	7.4%	$176	7.4%
(1)
For the year ended December 31, 2025, stock-based compensation excludes $14 million as such amounts were reported in transaction-related charges
(2)
Transaction-related charges and restructuring and exit costs are included in selling, general and administrative expenses.
(3)
For the years ended December 31, 2025 and 2024, impairment and other charges included $12 million and $6 million, respectively, of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.
(4)
Inventory-related transaction charges are included in cost of products. For the year ended December 31, 2025, inventory-related transaction charges included $135 million of charges related to inventory step-up. For the year ended December 31, 2024, inventory-related transaction charges included $5 million of transaction-related charges, coupled with $2 million of inventory write-downs.
(5)
For the year ended December 31, 2025, other costs included approximately $2 million related to foreign currency losses (included in other (expense) income).

Years Ended December 31, 2024 and December 31, 2023

The results of operations are presented before consideration of the noncontrolling interest. Our results of operations for 2024 and 2023 are as follows (in millions):

	Year Ended December 31,
	2024 (Revised)	2023 (Revised)	$ Change
Revenue:
United States	$1,880	$1,749	$131
Canada	253	282	(29)
International	240	290	(50)
Total revenue	$2,373	$2,321	$52

Operating profit:
United States	$91	$108	$(17)
Canada	13	21	(8)
International	5	15	(10)
Total operating profit	$109	$144	$(35)

Other income (expense)	1	(2)	3
Income before income taxes	110	142	(32)
Income tax provision (benefit)	31	(109)	140
Net income	79	251	(172)
Net income attributable to noncontrolling interest	1	1	—
Net income attributable to DNOW Inc.	78	250	(172)

Gross Profit	$531	$539	$(8)
Adjusted Gross Profit (1)	$549	$540	$9
Adjusted EBITDA (1)	$176	$184	$(8)
(1)
Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 46-47 herein.

Revenue. Our revenue was $2,373 million for 2024, as compared to $2,321 million for 2023, an increase of $52 million, or 2.2%.

U.S. Segment—Revenue was $1,880 million for the year ended December 31, 2024, an increase of $131 million or 7.5% compared to the year ended December 31, 2023. The increase in the period was primarily driven by incremental revenue from acquisitions completed in 2024 partially offset by a decline in U.S. rigs and completions.

Canada Segment—Revenue was $253 million for the year ended December 31, 2024, a decline of $29 million or 10.3% compared to the year ended December 31, 2023. The decrease was due to lower project related activity as well as an unfavorable foreign exchange rate impact.

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

International Segment—Revenue was $240 million for the year ended December 31, 2024, a decline of $50 million or 17.2% compared to the year ended December 31, 2023. The decrease was primarily driven by weaker project activity.

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

Gross Profit. Our gross profit was $531 million (22.4% of revenue) for 2024, as compared to $539 million (23.2% of revenue) for

2023. The $8 million decrease was primarily attributable to our LIFO inventory costing methodology. As compared to average cost, our LIFO inventory costing methodology increased cost of products by $4 million for the year ended December 31, 2024 compared to a $4 million decrease in cost of products for the year ended December 31, 2023.

Adjusted Gross Profit. Adjusted Gross Profit increased to $549 million (23.1% of revenue) for 2024 from $540 million (23.3% of revenue) for 2023, an increase of $9 million. The increase was primarily due to improved margins in the U.S. segment. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as revenue, less cost of products, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions, such as inventory fair value step-up or write-downs, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2024 (Revised)	As a % of revenue	2023 (Revised)	As a % of revenue
Gross profit, as reported	$531	22.4%	$539	23.2%
Amortization of intangibles	7		5
Increase (decrease) in LIFO reserve	4		(4)
Inventory-related transaction charges	7		—
Adjusted Gross Profit	$549	23.1%	$540	23.3%

SG&A expenses. SG&A expenses were $416 million for the year ended December 31, 2024 compared to $395 million for the year ended December 31, 2023, an increase of $21 million. The increase was primarily driven by an increase in expenses related to acquisitions completed in 2024. SG&A expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate selling, general and administrative expenses.

Impairment and other charges. Impairment and other charges were $6 million for the year ended December 31, 2024 compared to nil for the year ended December 31, 2023. For the year ended December 31, 2024, the Company recognized approximately $6 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.

Operating profit. Our operating profit was $109 million for 2024, as compared to operating profit of $144 million for 2023, a decrease of $35 million primarily due to an increase in expenses related to acquisitions in the U.S. Segment and the restructuring plan in the International segment.

U.S. Segment—Operating profit was $91 million for the year ended December 31, 2024, a decline of $17 million compared to operating profit of $108 million for the year ended December 31, 2023. Operating profit decreased primarily due to an increase in expenses related to acquisitions completed in 2024, partially offset by the increase in revenue discussed above.

Canada Segment—Operating profit was $13 million for the year ended December 31, 2024, a decline of $8 million compared to operating profit of $21 million for the year ended December 31, 2023. Operating profit decreased primarily due to the decline in revenue discussed above.

International Segment—Operating profit was $5 million for the year ended December 31, 2024, a decline of $10 million compared to operating profit of $15 million for the year ended December 31, 2023. For the year ended December 31, 2024, operating profit decreased primarily due to an increase in expense of $9 million related to the restructuring plan in the International segment and revenue decline discussed above.

Other income (expense). Other income was $1 million for the year ended December 31, 2024 compared to other expense of $2 million for the year ended December 31, 2023. For the year ended December 31, 2024, other income improvement was primarily attributable to an increase in interest income.

Income tax (benefit) provision. The effective tax rate for the years ended December 31, 2024, and December 31, 2023 was 28.2%, and (76.8%), respectively. In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2024, the effective tax rate was also impacted by foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit, foreign tax credits expiring unused in the period, and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2023, the effective tax rate benefit was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom.

Net income attributable to DNOW Inc. Our net income attributable to DNOW Inc. was $78 million for 2024, as compared to net income attributable to DNOW Inc. of $250 million for 2023, a decrease of $172 million due to higher costs related to acquisitions in 2024, our LIFO inventory costing method and restructuring in our International segment.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $176 million (7.4% of revenue) for 2024, as compared to $184 million (7.9% of revenue) for 2023. Our Adjusted EBITDA decreased $8 million primarily due to lower profitability.

We define Adjusted EBITDA as net income plus interest, taxes, depreciation and amortization and excluding other costs, such as stock-based compensation, restructuring and exit costs, transaction related charges, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. Transaction-related charges include transaction costs, inventory fair value step-up, retention bonus accruals and integration expenses associated with acquisitions. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted EBITDA internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing operating performance. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. We believe that net income attributable to DNOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted EBITDA.

The following table reconciles net income attributable to DNOW Inc., as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2024 (Revised)	As a % of revenue	2023 (Revised)	As a % of revenue
Net income attributable to DNOW Inc.	$78	3.3%	$250	10.8%
Net income attributable to noncontrolling interest	1		1
Interest income, net	(6)		(4)
Income tax provision (benefit)	31		(109)
Depreciation and amortization	34		26
Increase (decrease) in LIFO reserve	4		(4)
Stock-based compensation	13		15
Transaction-related charges (1)	6		3
Impairment and other charges (2)	6		—
Inventory-related transaction charges (3)	7		—
Restructuring and exit costs (1)	2		—
Other (4)	—		6
Adjusted EBITDA	$176	7.4%	$184	7.9%
(1)
Transaction-related charges and restructuring and exit costs are included in selling, general and administrative expenses.
(2)
For the year ended December 31, 2024, impairment and other charges included $6 million of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in the International segment.
(3)
Inventory-related transaction charges are included in cost of products. For the year ended December 31, 2024, inventory-related transaction charges included $5 million of transaction-related charges, coupled with $2 million of inventory write-downs.
(4)
For the year ended December 31, 2023, other costs included $5 million (included in SG&A expenses) related to legal fees for litigation matters that were not ordinary or routine to the operations of the business where the Company is seeking damages; as well as approximately $1 million (included in other (expense) income) related to settlements of the plan assets and benefit obligations of the Company's defined benefit pension plans.

Financial Condition and Cash Flows

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
Net cash provided by operating activities	$155	$298	$188
Net cash used in investing activities	(590)	(304)	(48)
Net cash provided by (used in) financing activities	339	(33)	(55)

Fiscal Year 2025 Compared to Fiscal Year 2024

Net cash provided by operating activities was $155 million in 2025 compared to $298 million provided in 2024. In 2025, the decrease in net cash provided by operating activities was primarily driven by lower profitability due to increased costs associated with the acquisition of MRC Global.

Net cash used in investing activities was $590 million in 2025 compared to $304 million used in 2024. Cash used primarily related to business acquisitions of $574 million, net of cash acquired, in 2025 compared to $299 million, net of cash acquired, in 2024.

Net cash provided by financing activities was $339 million in 2025 compared to net cash used of $33 million in 2024. Cash provided primarily related to net borrowings under the revolving credit facility of $411 million, partially offset by the Company's payment of approximately $37 million for share repurchases in 2025 compared to $23 million in 2024 and shares withheld for taxes for employee awards of $19 million in 2025 compared to $4 million in 2024.

Fiscal Year 2024 Compared to Fiscal Year 2023

Net cash provided by operating activities was $298 million in 2024 compared to $188 million provided in 2023. Cash provided in 2024 was primarily driven by $79 million of net income, plus $100 million of reconciling adjustments, primarily depreciation and amortization, stock-based compensation and deferred income taxes, and a net decrease of $119 million in working capital. The improvement in 2024 was primarily driven by improved inventory efficiency and better collections on our receivables compared to 2023.

Net cash used in investing activities was $304 million in 2024 compared to $48 million used in 2023. Cash used primarily related to business acquisitions of $299 million, net of cash acquired, in 2024 compared to $32 million, net of cash acquired, in 2023.

Net cash used in financing activities was $33 million in 2024 compared to $55 million used in 2023. Cash used primarily related to the Company's payment of approximately $23 million for share repurchases in 2024 compared to $50 million in 2023.

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

At December 31, 2025 and 2024, we had cash and cash equivalents of $164 million and $256 million, respectively. As of December 31, 2025, $149 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. For the year ended December 31, 2025, we repatriated $52 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain an $850 million five-year senior secured revolving credit facility that will mature on November 6, 2030. Availability under the revolving credit facility is limited to the lesser of the commitments and a borrowing base comprised of eligible account receivables, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. As of December 31, 2025, we had $411 million borrowings against our revolving credit facility and had approximately $424 million in aggregate availability (as defined in the Credit Agreement). The credit facility includes a springing financial covenant that requires us to maintain, during any period when availability falls below specified thresholds, a minimum fixed charge coverage ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of December 31, 2025, we were in compliance with all covenants. We continuously monitor compliance with debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

See Note 13 “Leases” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information on our obligations and timing of expected future lease payments.

In connection with acquisitions in 2024 and 2025, the Company is committed to total future retention payments of up to $14 million payable in 2026, 2027 and 2028. Payments are due to various employees if non-financial post combination service conditions are met pursuant to the terms and conditions of the retention agreements.

Capital Spending

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. There can be no assurance that additional financing will be available at terms acceptable to us. We expect capital expenditures for fiscal year 2026 to approximate $55 million, primarily related to the MRC Global implementation of a new Enterprise Resource Planning system and purchases of property, plant and equipment. We will continue to maintain capital discipline and monitor market dynamics, and we may adjust our capital expenditures accordingly.

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the year ended December 31, 2025, we repurchased 2,465,089 shares of our common stock for a total of $37 million. As of December 31, 2025, we had approximately $123 million remaining under the program’s authorization.

Legal Proceedings

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2025, we are a named defendant in approximately 435 lawsuits involving approximately 713 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

•
That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;

•
That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;
•
That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;
•
That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;
•
That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;
•
That there are no materially negative developments in the claims pending against us; and
•
That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, we are seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. In our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K).

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

Critical Accounting Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to inventories, goodwill, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Inventories

Inventories consist primarily of oilfield and industrial finished goods. During the fourth quarter of 2025, the Company changed its inventory valuation method for U.S. inventories from the moving average cost method to the LIFO method. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. The Company's U.S. inventories of $1,042 million and $272 million as of December 31, 2025 and 2024, respectively, are valued at the lower of cost or market. Inventories held outside of the U.S. of $150 million and $80 million as of December 31, 2025 and 2024, respectively, are valued at the lower of moving average cost or net realizable value.

Under the LIFO inventory valuation method, changes in the cost of inventory are recognized in cost of products in the current period even though these costs may have been incurred at significantly different values. Because the Company values most of its inventory using the LIFO inventory costing methodology, a rise in inventory costs has a negative effect on operating results, while, conversely, a fall in inventory costs results in a benefit to operating results.

Allowances for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas spending activity, which depends in turn upon oil, gas and steel prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various inventory items the Company stocks, among other factors. At December 31, 2025 and 2024, inventory reserves totaled $13 million and $17 million, or 1.1% and 4.6% of gross inventory, respectively. Changes in our estimates can be material under different market conditions.

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

The Company has recorded $617 million of goodwill as of December 31, 2025. We performed the qualitative assessment described above for the annual goodwill impairment test in 2025 and concluded it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

Purchase Price Allocation of Acquisitions

The Company allocates the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to growth rates, discount rates, expected customer attrition rates, future operating results and the amount and timing of future cash flows. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows, multi-period excess earnings and relief from royalty. The Company engages third-party valuation advisors to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

The Company determined the provision for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

As of December 31, 2025, the Company has recognized a valuation allowance of $88 million on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of those specific deferred tax assets. The change during the year in the valuation allowance was an increase primarily due to the acquisition of deferred tax assets as a result of business combinations against which the Company recorded a valuation allowance of $76 million, including deferred tax assets for capital loss carryforwards, net operating loss carryforwards, interest expense carryforwards, and other items which the Company does not believe are more-likely-than-not to be realized. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods. See Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for additional information.

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

As of December 31, 2025, the Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues, costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 19% of our 2025 net sales were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies, and therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2025, our most significant foreign currency exposure was to the Canadian dollar, followed by the British pound.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the consolidated statements of comprehensive (loss) income. Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. During 2025, we reported a net foreign currency translation gain of $27 million, after the reclassification of accumulated foreign currency translation losses of approximately $12 million related to the substantial liquidation of certain foreign subsidiaries.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net (loss) income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other income (expense). For the years ended December 31, 2025, 2024 and 2023, we reported a net foreign currency transaction loss of $2 million, $1 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for 2025 compared to the average for 2024 remained flat compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar decreased in relation to the U.S. dollar by 2% while the British pound increased in relation to the U.S. dollar by approximately 3%.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during 2025 in the U.S. dollar relative to foreign currencies that affected the Company would have resulted in a $2 million change in net (loss) income for 2025.

Interest Rate Risk

As of December 31, 2025, all borrowings outstanding under our senior secured revolving credit facility bore interest at floating rates. Borrowings under this facility may be made as either base rate loans or non-base rate loans, each of which accrues interest based on a benchmark rate plus an applicable margin. The applicable margin varies based on our Fixed Charge Coverage Ratio, ranging from 0.25% to 0.75% for base rate loans and 1.25% to 1.75% for non-base rate loans.

The revolving credit facility includes rate structures tied to prevailing market indices such as U.S. base rates and non-base rate (e.g., SOFR-based) reference rates. Because interest rates applicable to our borrowings fluctuate with changes in these benchmark rates, our interest expense is sensitive to short-term rate movements.

Based on the amounts outstanding under our revolving credit facility as of December 31, 2025, a 1% increase in the underlying benchmark rate would result in an increase in our annual interest expense of approximately $4 million, assuming borrowing levels remained constant for an entire year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2025, the Audit Committee (the “Committee”) of the Board of Directors of the Company approved the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. On the same date, the Committee approved the dismissal of Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, and the Company informed EY of such dismissal.

EY’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through May 21, 2025:

(1)
there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY’s satisfaction, would have caused EY to make reference thereto in their reports.
(2)
there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, with the participation of management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act of 1934, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2025.

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
•
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2025. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
•
During 2024, the Company completed its acquisition of Whitco Supply, LLC and Trojan Rentals, LLC. Management had elected to exclude Whitco Supply, LLC and Trojan Rentals, LLC internal controls from its assessment of the Company’s internal control over financial reporting contained in its 10-K for the year ended December 31, 2024, based on the guidelines established by the Securities and Exchange Commission. During 2025, Whitco Supply, LLC and Trojan Rentals, LLC were fully integrated into our reporting systems and all of our disclosure controls and procedures have incorporated Whitco Supply, LLC and Trojan Rentals, LLC effectively.
•
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. During 2025, the Company completed the acquisition of MRC Global Inc., which represented approximately 14% of our consolidated revenues for the year ended December 31, 2025 and 51% of consolidated assets as of December 31, 2025. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of this acquired entity from its evaluation.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than increasing certain evidential matter, including documentation, in support of business combinations.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The report from KPMG LLP on its audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 is included in this annual report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•
information about our Directors who are standing for re-election is set forth under “Election of Directors”;
•
information about our executive officers is set forth under “Executive Officers”;
•
information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Committees and Meetings of the Board – Audit Committee”;
•
information about Section 16(a) beneficial ownership reporting compliance is set forth under “Delinquent Section 16(a) Reports” (if any to disclose);
•
Information about our insider trading policies and procedures is set forth under “Prohibition on Hedging and Pledging and Trading During Blackout Periods; Insider Trading Policy”;
•
information about our code of ethics is set forth under “Policies on Business Ethics and Conduct”; and
•
information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Director Nomination Process and Board Composition Considerations” and “Stockholder Proposals for the 2027 Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the captions “Director Compensation”; “Executive Compensation”; “Equity Award Practices”; “Compensation Discussion & Analysis”; “CEO Pay Ratio”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under “Stock Ownership” in our Proxy Statement is incorporated by reference in response to this Item 12.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2025, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	2,387,032	$10.93	5,479,612
Equity compensation plans not approved by security holders	—	—	—
Total	2,387,032	$10.93	5,479,612
(1)
Includes 768,355 shares of issuable performance-based awards if specific targets are met, and 893,418 shares of RSUs, which have no exercise price. Therefore, these shares are excluded for purposes of determining the weighted-average exercise prices of outstanding options, warrants and rights.
(2)
Includes 5,479,612 shares issuable pursuant to the Plan in the form of stock options, restricted stock awards, RSUs, performance stock awards or any combination of the foregoing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement is incorporated by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Audit Fees” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Exhibits

The following financial statements are presented in response to Part II, Item 8:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	62
Auditor Name: KPMG LLP
Auditor Location: Houston, Texas
Auditor ID: 185
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	65
Auditor Name: Ernst & Young LLP
Auditor Location: Houston, Texas
Auditor ID: 42
Consolidated Balance Sheets	66
Consolidated Statements of Operations	67
Consolidated Statements of Comprehensive (LOSS) income	68
Consolidated Statements of Cash Flows	69
Consolidated Statements of Stockholders’ Equity	70
Notes to Consolidated Financial Statements	71

(2) Financial Statement Schedule

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

2.1+

Agreement and Plan of Merger, dated as of June 26, 2025, by and among DNOW Inc., MRC Global Inc., Buck Merger Sub, Inc. and Stag Merger Sub, LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 26, 2025)

3.1	DNOW Inc. Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 9, 2024)
3.2	DNOW Inc. Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 9, 2024)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1++	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 30, 2014)
10.2++	NOW Inc. 2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014)
10.3++	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.4++	Form of Restricted Stock Award Agreement (3 year cliff vest) (Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.5++	Form of Performance Award Agreement (Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.6++	Form of Amendment to Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on November 2, 2016)
10.7++	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2020)
10.8++	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2020)
10.9++	Employment Agreement between DNOW Inc. and Chief Accounting Officer Gillian Anderson (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2025)
10.10

Amended and Restated Credit Agreement, dated as of November 6, 2025, by and among DNOW Inc., DNOW L.P., MRC Global (US) Inc., Wells Fargo Bank, National Association and the lenders and other parties thereto (Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K filed on November 6, 2025)

10.11++	DNOW Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form S-8 Registration Statement filed on May 24, 2024)
10.12*+

Second Amendment to US Guaranty and Security Agreement and Joinder Agreement, dated as of November 6, 2025, among DNOW Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender

16.1	Letter of Ernst & Young LLP to the Securities and Exchange Commission, dated May 22, 2025 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 21, 2025)
18.1*	Preferability Letter from KPMG LLP regarding Change in Accounting Principle, dated February 25, 2026
19.1*	Policy on Insider Trading
19.2	Policy regarding Special Insider Trading Procedures (Incorporated by reference to Exhibit 19.2 to our Annual Report on Form 10-K/A filed on February 18, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DNOW Incentive Based Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on February 18, 2025)

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________________________________________

* Filed herewith.

** Furnished herewith.

+ Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

++ Indicates management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNOW Inc.

Date: February 25, 2026

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

Signature	Title	Date

/s/ David A. Cherechinsky	President, Chief Executive Officer and Director	February 25, 2026
David A. Cherechinsky

/s/ Mark B. Johnson	Senior Vice President and Chief Financial Officer Principal Financial Officer	February 25, 2026
Mark B. Johnson

/s/ Gillian Anderson	Vice President and Chief Accounting Officer Principal Accounting Officer	February 25, 2026
Gillian Anderson

/s/ Richard J. Alario	Chairman of the Board	February 25, 2026
Richard J. Alario

/s/ Terry Bonno	Director	February 25, 2026
Terry Bonno

/s/ Galen Cobb	Director	February 25, 2026
Galen Cobb

/s/ Paul Coppinger	Director	February 25, 2026
Paul Coppinger

/s/ George J. Damiris	Director	February 25, 2026
George J. Damiris

/s/ Karen David-Green	Director	February 25, 2026
Karen David-Green

/s/ Rodney W. Eads	Director	February 25, 2026
Rodney W. Eads

/s/ Ronald L. Jadin	Director	February 25, 2026
Ronald L. Jadin

/s/ Sonya Reed	Director	February 25, 2026
Sonya Reed

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

DNOW Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DNOW Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2024 and 2023 consolidated financial statements to retrospectively apply the change in accounting policy for inventory, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 or 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 or 2023 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for its U.S. based inventory from average cost to last-in, first-out (LIFO) as of January 1, 2023.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair values of customer relationship intangible assets

As discussed in Note 20 to the consolidated financial statements, on November 6, 2025, the Company acquired MRC Global Inc. (MRC Global) in a business combination. As a result of the transaction, the Company acquired customer relationships intangible assets associated with the generation of future income from existing customers. The acquisition-date fair values of the customer relationships intangible assets recorded by the Company were approximately $280 million. The Company used the multi-period excess earnings method of the income approach to determine the estimated fair values of the customer relationships intangible assets.

We identified the evaluation of the acquisition-date fair values of the customer relationships intangible assets acquired in the MRC Global business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the valuation models, including the forecasted revenues and long-term forecasted revenue growth rates, expected customer attrition rates and the discount rate applied. Changes in these assumptions could have had a significant impact on the fair values of the customer relationships intangible assets. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the above assumptions. We performed sensitivity analyses over the assumptions used to determine the acquisition-date fair values of the customer relationships intangible assets to assess the impact changes in those assumptions would have on the Company’s determination of fair values. We evaluated forecasted revenues used by the Company by comparing such amounts to publicly available information for comparable companies, industry reports and actual historical revenues. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the:

•
long-term forecasted revenue growth rates used by comparing to certain economic trend data such as GDP, inflation and relevant industry data
•
expected customer attrition rates applied by testing management’s process to develop the attrition rate using historical revenue data
•
discount rate used in the valuations by comparing the inputs to the discount rate to publicly available market data for comparable entities.

Evaluation of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company recognized approximately $2.8 billion of revenue for the year ended December 31, 2025. DNOW generates revenue across a significant number of geographically dispersed locations and processes transactions through multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The number of Company locations, the use of multiple IT systems with differing configurations and the decentralized nature of data required especially subjective auditor judgment in determining the locations at which to perform audit procedures and in evaluating whether the evidence obtained was sufficient and appropriate. Additionally, obtaining an understanding of the systems used in the Company’s recognition of revenue and evaluating the related internal controls required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the Company locations at which those procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes at certain locations. We involved IT professionals with specialized skills and knowledge, who assisted in (1) gaining an understanding of the systems used in the Company’s recognition of revenue, and (2) testing certain general IT controls, application controls and the completeness and accuracy of system-generated reports related to recording revenue at certain locations. We assessed the recorded revenue for certain locations by performing a software-assisted data analysis to test relationships among certain revenue transactions. We assessed the recorded revenue for certain locations by selecting a sample of transactions and comparing the recognized amounts to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Houston, Texas

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DNOW Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited DNOW Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired MRC Global Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, MRC Global Inc.’s internal control over financial reporting associated with 51% of total assets and 14% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MRC Global Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Houston, Texas

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DNOW Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in method for accounting for U.S. inventory to the Last-In, First-Out (LIFO) method described in Note 1, the accompanying consolidated balance sheet of DNOW Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (the 2024 consolidated financial statements, before the effects of the adjustments discussed in Note 1, are not presented herein). In our opinion, the consolidated financial statements, before the effects to retrospectively apply the change in method for accounting for U.S. inventory to the LIFO method described in Note 1, present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in method for accounting for U.S. inventory to the LIFO method described in Note 1 and, accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2013 to 2025.

Houston, Texas

February 18, 2025

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2025	2024 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$164	$256
Receivables, net	874	388
Inventories, net	1,192	352
Prepaid and other current assets	48	32
Total current assets	2,278	1,028
Property, plant and equipment, net	264	157
Operating right-of-use assets	160	40
Deferred income taxes	11	93
Goodwill	617	230
Intangibles, net	565	65
Other assets	29	8
Total assets	$3,924	$1,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$653	$300
Accrued liabilities	300	130
Other current liabilities	21	12
Total current liabilities	974	442
Long-term debt	411	—
Long-term operating lease liabilities	129	29
Deferred income taxes	99	—
Other long-term liabilities	73	22
Total liabilities	1,686	493
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock - par value $0.01; 330 million shares authorized; 186,125,254 and 105,652,963 shares issued and outstanding at December 31, 2025 and 2024, respectively	2	1
Additional paid-in capital	3,193	2,023
Accumulated deficit	(836)	(747)
Accumulated other comprehensive loss	(126)	(153)
DNOW Inc. stockholders' equity	2,233	1,124
Noncontrolling interest	5	4
Total stockholders' equity	2,238	1,128
Total liabilities and stockholders' equity	$3,924	$1,621

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
Revenue	$2,820	$2,373	$2,321
Cost of products	2,342	1,842	1,782
Gross profit	478	531	539
Selling, general and administrative expenses	559	416	395
Impairment and other charges	12	6	—
Operating (loss) profit	(93)	109	144
Other (expense) income	(7)	1	(2)
(Loss) income before income taxes	(100)	110	142
Income tax (benefit) provision	(12)	31	(109)
Net (loss) income	(88)	79	251
Net income attributable to noncontrolling interest	1	1	1
Net (loss) income attributable to DNOW Inc.	$(89)	$78	$250

(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.76)	$0.72	$2.29
Diluted	$(0.76)	$0.71	$2.27
Weighted-average common shares outstanding, basic	118	106	107
Weighted-average common shares outstanding, diluted	118	107	108

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
Net (loss) income	$(88)	$79	$251
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(8)	5
Comprehensive (loss) income	(61)	71	256
Comprehensive income attributable to noncontrolling interest	1	1	1
Comprehensive (loss) income attributable to DNOW Inc.	$(62)	$70	$255

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
Cash flows from operating activities:
Net (loss) income	$(88)	$79	$251
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	52	34	26
Increase (decrease) in LIFO reserve	27	4	(4)
Impairment and other charges	12	6	—
Stock-based compensation	29	13	15
Deferred income taxes	(16)	24	(118)
Operating lease expense	24	18	17
Other, net	—	1	10
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	40	81	16
Inventories	107	80	12
Prepaid and other current assets	20	(8)	7
Accounts payable	(37)	(15)	(20)
Accrued liabilities and other, net	(15)	(19)	(24)
Net cash provided by operating activities	155	298	188
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(574)	(299)	(32)
Purchases of property, plant and equipment	(21)	(9)	(17)
Other, net	5	4	1
Net cash used in investing activities	(590)	(304)	(48)
Cash flows from financing activities:
Borrowings under the revolving credit facility	643	—	—
Repayments under the revolving credit facility	(232)	—	—
Repurchases of common stock	(37)	(23)	(50)
Shares withheld for taxes	(19)	(4)	(1)
Other, net	(16)	(6)	(4)
Net cash provided by (used in) financing activities	339	(33)	(55)
Effect of exchange rates on cash and cash equivalents	4	(4)	2
Net change in cash and cash equivalents	(92)	(43)	87
Cash and cash equivalents, beginning of period	256	299	212
Cash and cash equivalents, end of period	$164	$256	$299
Supplemental disclosures of cash flow information:
Income taxes paid, net	$3	$6	$10
Interest paid	4	—	—
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$5	$1	$1
Common stock issued in connection with acquisition of MRC Global	1,197	—	—

See notes to consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit) (Revised)	Income (Loss)	Stock	Interest	Equity (Revised)
December 31, 2022	110	$1	$2,066	$(1,075)	$(150)	$—	$2	$844
Net income	—	—	—	250	—	—	1	251
Common stock repurchased	—	—	—	—	—	(50)	—	(50)
Common stock retired	(4)	—	(50)	—	—	50	—	—
Stock-based compensation	—	—	15	—	—	—	—	15
Exercise of stock options	—	—	2	—	—	—	—	2
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	—	5	—	—	5
December 31, 2023	106	$1	$2,032	$(825)	$(145)	$—	$3	$1,066
Net income	—	—	—	78	—	—	1	79
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	(2)	—	(23)	—	—	23	—	—
Stock-based compensation	—	—	13	—	—	—	—	13
Exercise of stock options	1	—	5	—	—	—	—	5
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	—	(8)	—	—	(8)
December 31, 2024	106	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net (loss) income	—	—	—	(89)	—	—	1	(88)
Common stock repurchased	—	—	—	—	—	(37)	—	(37)
Common stock retired	(2)	—	(37)	—	—	37	—	—
Stock-based compensation	—	—	29	—	—	—	—	29
Exercise of stock options	—	—	1	—	—	—	—	1
Shares withheld for taxes	—	—	(19)	—	—	—	—	(19)
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Acquisition of MRC Global	82	1	1,196	—	—	—	2	1,199
Other comprehensive income	—	—	—	—	27	—	—	27
December 31, 2025	186	$2	$3,193	$(836)	$(126)	$—	$5	$2,238

See notes to consolidated financial statements.

DNOW INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc. (“DNOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW and MRC Global brands along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions. DNOW is a leading distributor of pipe, valves, fittings (“PVF”), pumps and fabricated process and production equipment through its approximately 300 locations in the United States (“U.S.”), Canada and select international locations which are geographically positioned to serve the energy and industrial markets.

On June 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRC Global Inc. (“MRC Global”) in an all-stock transaction, inclusive of MRC Global's debt. On November 6, 2025 (the “Closing Date”), DNOW completed its acquisition of MRC Global. The merger is accounted for as a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, where DNOW is the accounting acquirer. See Note 20 “Acquisitions” for additional information. Following the completed transaction, DNOW updated its disaggregated revenue and product categories to better reflect the expanded range of product and service offerings. Prior year amounts have been reclassified to the current presentation. See Note 3 “Revenue” and Note 16 “Business Segments” for additional information.

The Company provides quality products customers require to build and maintain essential infrastructure and operating equipment across the upstream, midstream, gas utilities, downstream, energy transition and industrial markets as well as innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use and disposal of produced water
•
Midstream: transmission and gathering infrastructure for processing and transmission of oil, gas or water
•
Gas Utilities: gas utilities (storage and distribution of natural gas)
•
Downstream and Industrial: downstream and industrial including crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, liquefied natural gas (“LNG”) terminals and renewable natural gas (“RNG”) facilities

The Company offers a comprehensive portfolio of products, including an extensive array of PVF, gas products, pumps, fabricated equipment, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from its global network of suppliers. Additionally, through the Company’s DigitalNOW® and MRCGO™ e-commerce platforms, customers can leverage technology across applications to solve a wide array of complex operational and product sourcing challenges.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net (loss) income reflected as noncontrolling interest in the accompanying consolidated financial statements.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform with the Company's current period presentation. Specifically, amounts previously reported in “Other assets” have been reclassified to “Operating right-of-use assets.” In the fourth quarter of 2025, the Company elected to begin presenting a subtotal for gross profit and changed the terminology used in the Company's reporting from “warehousing, selling and administrative” to “selling, general and administrative expenses” on the consolidated statements of operations. These reclassifications have no effect on previously reported total assets, total liabilities and stockholders’ equity, or net (loss) income on the Company's consolidated financial statements.

Change in Accounting Principles

During the fourth quarter of 2025, DNOW changed its inventory valuation method for U.S. inventories from the moving average cost method to the Last-In, First-Out (“LIFO”) method. The Company determined that retrospective application for periods prior to fiscal year 2023 was impracticable due to the need to establish a base-year cost and reconstruct historical layers because records of inventory purchases and sales are no longer available for all prior years. However, the Company has all of the information necessary to apply the

LIFO method on a prospective basis beginning in 2023. The Company determined that LIFO is preferable under ASC 250 because it better reflects the current cost of inventory in cost of products, given the commodity-like nature of DNOW’s products and the frequent price fluctuations driven by pricing pressure, global supply dynamics, tariffs and inflation. The Company also concluded the LIFO basis of accounting is the preferable method for determining inventory cost for its U.S. business because it more accurately reflects the current value and physical flow of inventory, harmonizes the Company's accounting for inventory across the U.S. and aligns operationally with how the U.S. business is managed.

The impact of all adjustments made to the consolidated financial statements presented is summarized in the following tables:

	Year Ended December 31,
	2024			2023
	As Adjusted	As Previously Reported	Effect of Change	As Adjusted	As Previously Reported	Effect of Change
Consolidated Statements of Operations
Cost of products	$1,842	$1,838	$4	$1,782	$1,786	$(4)
Gross profit	531	535	(4)	539	535	4
Operating profit	109	113	(4)	144	140	4
Income before income taxes	110	114	(4)	142	138	4
Income tax provision (benefit)	31	32	(1)	(109)	(110)	1
Net income	79	82	(3)	251	248	3
Net income attributable to DNOW Inc.	78	81	(3)	250	247	3
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.72	$0.75	$(0.03)	$2.29	$2.26	$0.03
Diluted	$0.71	$0.74	$(0.03)	$2.27	$2.24	$0.03

Consolidated Statements of Comprehensive (Loss) Income
Net income	$79	$82	$(3)	$251	$248	$3
Comprehensive income	71	74	(3)	256	253	3
Comprehensive income attributable to DNOW Inc.	70	73	(3)	255	252	3

Consolidated Balance Sheets
Inventories, net	$352	$352	$—	$370	$366	$4
Total current assets	1,028	1,028	—	1,072	1,068	4
Deferred income taxes	93	93	—	117	118	(1)
Total assets	1,621	1,621	—	1,532	1,529	3
Accumulated deficit	(747)	(747)	—	(825)	(828)	3
DNOW Inc. stockholders' equity	1,124	1,124	—	1,063	1,060	3
Total stockholders' equity	1,128	1,128	—	1,066	1,063	3
Total liabilities and stockholders' equity	1,621	1,621	—	1,532	1,529	3

Consolidated Statements of Cash Flows
Net income	$79	$82	$(3)	$251	$248	$3
Increase (decrease) in LIFO reserve	4	—	4	(4)	—	(4)
Deferred income taxes	24	25	(1)	(118)	(119)	1
Net cash provided by operating activities	298	298	—	188	188	—

Consolidated Statements of Stockholders' Equity
Retained deficit at beginning of year	$(825)	$(828)	$3	$(1,075)	$(1,075)	$—
Retained deficit at end of year	(747)	(747)	—	(825)	(828)	3

Recently Issued Accounting Standards

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-11 in its consolidated financial statements and its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs by removing the previous “development stage” model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs will begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. This update will be effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual period. The Company is currently assessing the impact of the provisions of ASU 2025-06 in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not early adopt, and is currently assessing the impact of ASU 2024-03 in its consolidated financial statements and its disclosures.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient for estimating expected credit losses on current trade receivables and contract assets under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company early adopted this standard effective September 30, 2025. The adoption of this standard did not have a material impact on its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies” and Note 4 “Receivables, net” for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public companies to expand the income tax disclosures. The ASU requires entities to disclose more detailed information in their effective tax rate reconciliation and their cash taxes paid both in the U.S., state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. For the fiscal year ended December 31, 2025, the Company adopted this standard using the allowed prospective transition method. See Note 10 “Income Taxes” for additional information.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with maturities of three months or less at the date of purchase.

Fair Value Measurement

We measure certain of our assets and liabilities based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy, from highest to lowest level of observable inputs, is as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

The carrying amounts of cash and cash equivalents, receivables and payables approximated fair value because of the relatively short maturity of these instruments. The Company may utilize derivative financial instruments to manage exposure to market risks. The Company does not designate its derivative financial instruments as hedging instruments; therefore, the Company records its derivative financial instruments on the consolidated balance sheets at fair value, with the gains and losses recognized in earnings in the period of change. The Company's derivative assets, derivative liabilities and related gains or losses were immaterial for all periods presented. The Company’s long-term debt is recorded at carrying value, which approximates fair value due to variable interest rates, and is classified within Level 2 of the fair value hierarchy.

Inventories

Inventories consist primarily of oilfield and industrial finished goods. During the fourth quarter of 2025, DNOW changed its inventory valuation method for U.S. inventories from the moving average cost method to the LIFO method. The Company's U.S. inventories are valued at the lower of cost or market. Inventories held outside of the U.S. are valued at the lower of average cost or net realizable value. See Note 1 “Organization and Basis of Presentation” related to change in accounting principles for additional information.

Reserves for excess and obsolete inventories are determined based on the Company’s historical usage of inventory on hand as well as its future expectations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property, plant and equipment are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in the results of operations for the respective period. Depreciation is provided using the straight-line method over the estimated useful lives of individual items.

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related asset. Software development costs consist of certain payroll and equity-based compensation costs incurred to develop functionality of our internal-use software solutions. The Company capitalizes certain software development costs for new offerings as well as significant upgrades and enhancements to its existing software solutions. The Company does not transfer ownership of its software, license, or lease our software to third parties. Costs incurred prior to the development stage, as well as maintenance, training costs and general and administrative expenses are expensed as incurred.

Long-lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets

Long-lived assets, other than goodwill and indefinite-lived intangibles, include property, plant and equipment, operating right-of-use (“ROU”) assets and identified intangible assets with finite lives. Identified intangible assets with finite lives consist primarily of customer relationships, trademarks, trade names and patents acquired in acquisitions. Amortization is provided using the straight-line method over the estimated useful lives of the long-lived assets.

The Company evaluates the recoverability of long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of long-lived assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

The Company determines the fair value of long-lived assets primarily using the discounted cash flow method. The starting point for each asset's projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. When a quantitative test is performed, the Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, the timing of future cash flows, the remaining useful life and service potential of the asset, all of which are considered level 3 inputs under the fair value hierarchy when a quantitative test is performed.

Goodwill and Indefinite-lived Intangible Assets

The Company performs goodwill and indefinite-lived intangible impairment testing annually in the fourth quarter of each fiscal year or more frequently on an interim basis when events or circumstances indicate that an impairment may exist. The Company uses either a qualitative assessment or a quantitative assessment. If the qualitative assessment indicates it is more-likely-than-not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Events or circumstances which could indicate a potential impairment include, but are not limited to, a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well completion and remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

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

The Company determines the fair value of both goodwill and indefinite-lived intangible assets primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies when applicable. The starting point for each reporting unit’s projected cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital requirements and customer needs among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and also considered long-term earnings growth rates. The financial and credit market volatility impacts the fair value measurement by adjusting the discount rate. When a quantitative test is performed, the Company utilizes third-party valuation advisors to assist with these valuations. These analyses include significant judgments as mentioned above, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, revenue growth rates, profitability margins, the timing of future cash flows, all of which are considered level 3 inputs under the fair value hierarchy when a quantitative test is performed.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the local currency. Certain foreign operations use the U.S. dollar as the functional currency. For those that have local currency as functional the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive (loss) income. Revenues and expenses are translated at average exchange rates in effect during the period. Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated foreign currency translation gains and losses relating to the foreign subsidiary are reclassified into earnings, and reflected in impairment and other charges in the consolidated statements of operations. See Note 15 “Accumulated Other Comprehensive (Loss) Income” for additional information.

Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the reporting currency are included in other (expense) income. Net foreign currency transactions were a loss of $2 million, $1 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were included in other (expense) income in the accompanying consolidated statements of operations.

Revenue Recognition

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

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. In some cases, particularly with third-party pipe shipments, the Company considers shipping and handling costs to be separate performance obligations, and as such, the Company records the revenue and cost of products when the performance obligation is fulfilled. While a small proportion of the Company's sales, the Company occasionally recognizes revenue under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer provided that the reason for the bill and hold arrangement is substantive, the product is separately identified as belonging to the customer, ready for physical transfer and unavailable to be used or directed to another customer.

Cost of Products

Cost of products includes the cost of inventory sold and related items, such as vendor consideration, inventory allowances and reserves, amortization of intangibles and inbound and outbound freight. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of products.

Income Taxes

The asset and liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more-likely-than-not to be realized.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including any related appeals or litigation processes, on the basis of the technical merits. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the new information is available. The Company classifies interest and penalties related to unrecognized tax positions as income taxes in the financial statements.

Concentration of Credit Risk and Allowance for Credit Losses

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

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging and the related historical loss experience. In accordance with ASU 2025-05, the Company assumes that current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses on current trade receivables and contract assets. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customer’s financial conditions and accounts receivable past due. Balances that remain outstanding after the Company has used reasonable collection efforts are written off. The provision for credit losses is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2025, the Company did not have any customers that represented approximately 10% of total revenues. As of December 31, 2024, the Company had one customer in the U.S. segment that represented approximately 10% of total revenues.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to inventories, goodwill, purchase price allocation of acquisitions, and income taxes. On an ongoing basis, the Company evaluates such estimates by comparing to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The Company is self-insured for certain U.S. employee healthcare as well as certain physical damage to automobiles that the Company owns, leases or rents, and product warranty and recall liabilities. In addition, the Company maintains a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims with exposure claimed or occurring prior to 1994, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. The Company estimates its reserve for all unpaid medical claims, including those incurred but not reported, based on historical experience, adjusted as necessary based upon management’s reasoned judgment.

In circumstances where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established, and, if no one amount in that range is more likely than others, the low end of the range is accrued.

3. Revenue

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed on contracts with an original expected duration of more than one year. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. Therefore, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration from the customer.

Contract Balances

Contract assets consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations. Contract assets are considered accounts receivable for which only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until the Company is able to meet the documentation requirements. In these cases, the Company recognizes a contract asset separate from accounts receivable until those requirements are met, and the Company is able to invoice the customer. As of December 31, 2025 and 2024, contract assets were $55 million and $1 million, respectively, and were included in receivables, net in the consolidated balance sheets. The increase in contract assets for the year ended December 31, 2025 was primarily related to the acquisition of MRC Global. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have been recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of the Company satisfying its contractually agreed performance obligations, including refundable amounts and other accrued customer liabilities. Revenue recognition is deferred to a future period until those performance obligations are satisfied. As of December 31, 2025 and 2024, contract liabilities were $50 million and $31 million, respectively, and were included in accrued liabilities on the consolidated balance sheets. The increase in contract liabilities for the year ended December 31, 2025 was due to net current year customer deposits of approximately $46 million, which includes approximately $20 million related to the acquisition of MRC Global. These increases were partially offset by recognizing revenue of approximately $27 million that was deferred as of December 31, 2024.

Disaggregated Revenue

The Company's disaggregated revenue represents the business of selling products and service offerings to the energy sector across each of the Upstream (exploration, production and extraction), Midstream (gathering, processing and transmission of oil and gas), Gas Utilities (storage and distribution of natural gas) and Downstream and Industrial (crude oil refining, petrochemical and chemical processing and general industrials) sectors in each of the Company's reportable segments. Each of the Company's end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, the Company believes that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

As disclosed in Note 1 “Organization and Basis of Presentation”, DNOW completed its acquisition of MRC Global on November 6, 2025. Following the transaction, DNOW determined that it has three reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its revenues by sector for each reportable segment as the Company believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Prior year amounts have been reclassified to the current presentation. The following table presents our revenue disaggregated by revenue source (in millions):

	United States	Canada	International	Total
2025
Upstream	$1,351	$176	$230	$1,757
Midstream	564	18	8	590
Gas Utilities	183	1	1	185
Downstream and Industrial	196	19	73	288
Total revenues	$2,294	$214	$312	$2,820

2024
Upstream	$1,258	$209	$208	$1,675
Midstream	430	20	2	452
Gas Utilities	40	2	—	42
Downstream and Industrial	152	22	30	204
Total revenues	$1,880	$253	$240	$2,373

2023
Upstream	$1,326	$238	$255	$1,819
Midstream	238	16	1	255
Gas Utilities	34	3	—	37
Downstream and Industrial	151	25	34	210
Total revenues	$1,749	$282	$290	$2,321

4. Receivables, net

Receivables are recorded and carried at the original invoiced amount less an allowance for credit losses. Activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2025	2024	2023
Allowance for credit losses
Beginning balance	$15	$26	$25
Additions (deductions) charged to expenses	3	(2)	2
Charge-offs and other	(4)	(9)	(1)
Ending balance	$14	$15	$26

5. Inventories, net

Inventories consist primarily of (in millions):

	December 31,
	2025	2024 (Revised)
U.S. finished goods inventory at average cost	$1,078	$287
Outside U.S. finished goods inventory at average cost	154	82
Total finished goods inventory	1,232	369
Less: Excess of average cost over LIFO cost (LIFO reserve)	(27)	—
Less: Other inventory reserves	(13)	(17)
Inventories, net	$1,192	$352

6. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2025	2024
Information technology assets	1-10 Years	$182	$45
Operating equipment	2-15 Years	229	60
Rental equipment	1-15 Years	103	92
Buildings and land (1)	5-40 Years	102	100
Finance lease ROU assets	2-7 Years	60	46
Construction in progress		5	3
Total property, plant and equipment		681	346
Less: accumulated depreciation		(417)	(189)
Property, plant and equipment, net		$264	$157
(1)
Land has an indefinite life.

Depreciation expense was $41 million, $27 million and $21 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2025	2024
Compensation and other related expenses	$118	$33
Contract liabilities	50	31
Taxes (non-income)	32	15
Current portion of operating lease liabilities	45	13
Accrued selling, general and administrative expenses	36	23
Other	19	15
Accrued liabilities	$300	$130

8. Goodwill

Goodwill is identified by segment as follows (in millions):

	United States	Canada	International	Total
Balance at December 31, 2023(1)	$139	$—	$—	$139
Additions	91	—	—	91
Balance at December 31, 2024	$230	$—	$—	$230
Additions	290	—	97	387
Balance at December 31, 2025	$520	$—	$97	$617
(1)
Net of prior years' accumulated impairment losses of $518 million, $87 million and $99 million in the U.S., Canada and International segments, respectively.

During the fourth quarter of 2025, 2024 and 2023, the Company performed its annual goodwill impairment assessment using a qualitative assessment that did not indicate a more detailed quantitative analysis was necessary. This assessment evaluated changes in macroeconomic conditions, overall industry and market considerations and company-specific business metrics, performance and events. See Note 20 “Acquisitions” for additional information.

9. Intangibles, net

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2025:
Trade names and patents (1)	$253	$(5)	$248
Customer relationships	333	(16)	317
Other	4	(4)	—
Total identified intangibles	$590	$(25)	$565

December 31, 2024:
Trade names and patents	$22	$(2)	$20
Customer relationships	52	(8)	44
Other	4	(3)	1
Total identified intangibles	$78	$(13)	$65
(1)
For the year ended December 31, 2025, trade names and patents include $230 million of trade names, which are classified as indefinite-lived intangible assets.

No impairment for intangible assets was recognized for the years ended December 31, 2025, 2024 and 2023.

Amortization expense was $11 million, $7 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in millions):

For the Year Ending December 31,	Estimated Amortization Expense
2026	$26
2027	26
2028	26
2029	26
2030	25

10. Income Taxes

The domestic and foreign components of (loss) income before income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
United States	$(114)	$93	$110
Foreign	14	17	32
(Loss) income before income taxes	$(100)	$110	$142

The income tax (benefit) provision for 2025, 2024 and 2023 consisted of the following (in millions):

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
U.S. Federal:
Current	$—	$—	$—
Deferred	(15)	21	(98)
	(15)	21	(98)
U.S. State:
Current	1	1	1
Deferred	(4)	2	(15)
	(3)	3	(14)
Foreign:
Current	7	6	8
Deferred	(1)	1	(5)
	6	7	3
Income tax (benefit) provision	$(12)	$31	$(109)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory federal income tax rate for the year ended December 31, 2025 is as follows (in millions):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax	$(21)	21.0%
State and local income tax, net of federal income tax effect (1)	(2)	2.0%
Foreign tax effects:
Canada
Withholding tax	2	(2.0)%
Kazakhstan
Nondeductible currency translation loss	2	(2.0)%
Other foreign jurisdictions	(1)	1.0%
Effect of cross-border tax laws	1	(1.0)%
Nontaxable or nondeductible items
Nondeductible compensation, net of excess tax benefits	3	(3.0)%
Nondeductible transaction costs	3	(3.0)%
Other	1	(1.0)%
Income tax benefit	$(12)	12.0%
(1)
State and local tax benefit in Louisiana, Pennsylvania and Colorado comprised the majority of the tax effect in this category.

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory federal income tax rate for the years ended December 31, 2024 and 2023 is as follows (in millions):

	Year Ended December 31,
	2024 (Revised)	2023 (Revised)
Income tax provision at federal statutory rate	$23	$30
Foreign tax rate differential	1	1
State income tax provision, net of federal benefit	3	4
Nondeductible expenses	4	2
Currency translation losses	1	—
Foreign tax credits	2	—
Change in valuation allowance	(4)	(148)
Other	1	2
Income tax provision (benefit)	$31	$(109)
Effective tax rate	28.2%	(76.8)%

In general, the effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. For the year ended December 31, 2025, the effective tax rate was lower than the U.S. federal statutory tax rate due to nondeductible expenses incurred in connection with acquisitions, as well as foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit. For the year ended December 31, 2024, the effective tax rate was also impacted by foreign currency translation losses and other charges incurred as a result of substantially completing the liquidation of certain foreign subsidiaries with no associated tax benefit, foreign tax credits expiring unused in the period and the change in valuation allowance recorded against deferred tax assets. For the year ended December 31, 2023, the effective tax rate was primarily driven by a $148 million deferred tax benefit from the release of the valuation allowance against certain U.S. and non-U.S. deferred tax assets and the recognition of tax expense from earnings in Canada and the United Kingdom.

The summary of income taxes paid, net of refunds, by jurisdiction for the year ended December 31, 2025 is as follows (in millions):

Year Ended
December 31, 2025
United States - Federal	$(3)
United States - Texas	1
Australia	1
Canada	3
United Kingdom	1
Income taxes paid, net of refunds	$3

Income taxes paid, net of refunds, was $6 million and $10 million for the years ended December 31, 2024 and 2023, respectively.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024 (Revised)	2023 (Revised)
Deferred tax assets:
Allowances and operating liabilities	$25	$6	$6
Net operating loss carryforwards	88	43	58
Foreign tax credit carryforwards	5	6	7
Allowance for credit losses	4	3	5
Inventory reserve	—	8	7
Stock-based compensation	5	3	4
Intangible assets	—	27	36
Capital loss carryforward	29	11	12
Tax over book basis in depreciable assets	—	3	4
Lease liabilities	48	15	15
Interest expense carryforwards	16	—	—
Other	2	3	2
Total deferred tax assets	222	128	156
Deferred tax liabilities:
ROU assets	(44)	(14)	(14)
Inventory valuation	(72)	—	—
Intangible assets	(100)	—	—
Book over tax basis in depreciable assets	(1)	—	—
Other	(5)	—	—
Total deferred tax liabilities	(222)	(14)	(14)
Net deferred tax assets before valuation allowance	—	114	142
Valuation allowance	(88)	(21)	(25)
Net deferred tax (liabilities) assets	$(88)	$93	$117

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

As of December 31, 2025, the Company recognized a valuation allowance of $88 million on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where management believes that it is not more-likely-than-not that the Company would be able to realize the benefits of those specific deferred tax assets. The total change during the year in the valuation allowance was an increase of $67 million. The increase was primarily due to the acquisition of deferred tax assets as a result of business combinations against which the Company recorded a valuation allowance of $76 million, including deferred tax assets for capital loss carryforwards, net operating loss carryforwards, interest expense carryforwards, and other items which the Company does not believe are more-likely-than-not to be realized. Other changes in the valuation allowance include a reduction of $8 million against U.S. deferred tax assets due to utilization and expiration of capital loss carryforwards and foreign tax credits, as well as a reduction of $1 million against foreign deferred tax assets, primarily due to substantially completing the liquidation of certain foreign subsidiaries. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods.

The Company had unrecognized tax benefits of less than $1 million for the year ended December 31, 2025. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2021 and outside the U.S. for the tax years ending after 2019 and in limited circumstances earlier years due to ongoing examinations by taxing authorities.

In the U.S., the Company has $157 million of federal net operating loss carryforwards as of December 31, 2025, which do not expire. The Company recorded a deferred tax asset of $33 million for the U.S. federal net operating loss carryforwards. The Company has $145 million of state net operating loss carryforwards as of December 31, 2025, with the majority either expiring after 2030 or have no expiration. The potential tax benefit of $7 million for state net operating loss carryforwards has been reduced by a $1 million valuation allowance. Outside the U.S., the Company has $183 million of net operating loss carryforwards as of December 31, 2025, of which $40 million will expire between 2026 and 2045 and $143 million have no expiration. The potential tax benefit of $48 million for non-U.S. net operating loss carryforwards has been reduced by a $47 million valuation allowance. As of December 31, 2025, the Company has $5 million of excess foreign tax credits in the U.S. The foreign tax credits will expire between 2026 and 2034. The potential tax benefit of $5 million for foreign tax credits has been reduced by a $5 million valuation allowance. In the event the Company ultimately realizes the benefit of these net operating loss carryforwards and foreign tax credits, future income tax payments will also be reduced.

As of December 31, 2025, the Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities may result, offset by any available foreign tax credits. The Company has not recorded deferred income taxes on other outside basis differences inherent in the Company’s foreign subsidiaries that it considers to be indefinitely reinvested, as such determination is not practicable.

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

11. Debt

On November 6, 2025, the Company, together with certain direct and indirect subsidiaries of the Company (collectively, the “Borrowers”), entered into an Amended and Restated Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, serving as the administrative agent, (the “Amended Credit Facility”), that amends and restates the Company’s existing senior secured asset-based credit facility (the “Existing Credit Facility”). The Amended Credit Facility amends certain terms, provisions and covenants of the Existing Credit Facility, including, among other things: (i) extending the maturity date under the Existing Credit Facility to November 6, 2030; (ii) providing for an $850 million revolving credit facility, with an incremental accordion feature that permits increases in aggregate revolving commitments by up to $500 million (for total commitments of up to $1.35 billion); and (iii) increasing availability as compared to the Existing Credit Facility by expanding the borrowing base definition to include certain rental equipment assets.

The obligations under the Amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The Amended Credit Facility contains customary covenants, representations and warranties and events of default. The Amended Credit Facility also includes a springing financial covenant that requires the Company to maintain, during any period when availability falls below specified thresholds, a fixed charge coverage ratio (as defined in the Amended Credit Facility) of at least 1.00:1.00.

Borrowings under the Amended Credit Facility bear an interest rate at the Company’s option, (i) for borrowings denominated in U.S. dollars, at (a) the base rate plus the applicable margin or (b) the term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period, plus the applicable margin and (ii) for borrowings denominated in Canadian dollars, at (a) the base rate plus the applicable margin or (b) the adjusted term Canadian Overnight Repo Rate Average (“CORRA”) plus the applicable margin. In each case, the applicable margin is based on the Company’s fixed charge coverage ratio. The Amended Credit Facility includes a commitment fee of 25 basis points on the unused portion of commitments. Commitment fees incurred during the period were included in other (expense) income in the consolidated statements of operations.

Availability under the Amended Credit Facility is limited to the lesser of the commitments and a borrowing base comprised of eligible accounts receivable, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. The Amended Credit Facility provides for an $850 million global revolving credit facility, of which up to $75 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $500 million. The Amended Credit Facility also provides a letter of credit sub-facility of $50 million. As of December 31, 2025, the Company had $411 million borrowed against the Amended Credit Facility and approximately $424 million in aggregate availability (as defined in the Amended Credit Facility). The interest rate was approximately 5.0% at December 31, 2025. The Company is not obligated to pay back the principal of borrowings until the maturity date of the Amended Credit Facility, subject to mandatory prepayments.

The Company issued $14 million in letters of credit under the Amended Credit Facility, including letters of credit for casualty insurance expiring in 2026.

12. Stockholders’ Equity

Preferred Stock

The Company has authorized 20 million shares of undesignated preferred stock. The Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

On November 6, 2025, the Company issued 82 million shares of common stock to former shareholders of MRC Global in connection with the closing of its acquisition of MRC Global.

Share Repurchase Program

On August 3, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to purchase up to $80 million of its outstanding common stock through December 31, 2024. The Company fully utilized this $80 million repurchase program as of December 31, 2024. On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may from time to time repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the years ended December 31, 2025, 2024 and 2023.

Information regarding the shares repurchased was as follows:

	Year Ended December 31,
	2025	2024	2023
Total cost of shares repurchased (in millions)	$37	$23	$50
Average price per share (1)	$14.93	$13.12	$10.77
Number of shares repurchased	2,465,089	1,823,249	4,547,694
(1)
Excludes 1% excise tax on shares repurchased in 2025, 2024 and 2023.

Consolidated Variable Interest Entities ("VIE")

The Company conducts certain operations through contractual arrangements with certain entities that are considered VIEs. The Company is the primary beneficiary and consolidates the VIEs as it has the power to direct the activities that most significantly affect the VIEs’ economic performance and has the obligation to absorb the VIEs’ losses or the right to receive benefits. For the years ended December 31, 2025, 2024 and 2023, net income attributable to noncontrolling interest was $1 million each year.

The assets of the VIEs can only be used to settle their own obligations and their creditors have no recourse to the Company’s assets. As of December 31, 2025 and 2024, the VIEs’ assets were primarily current assets of $24 million and $10 million, respectively, and the liabilities were primarily current liabilities of $8 million and $2 million, respectively.

13. Leases

The Company leases certain facilities, land, vehicles and equipment. The Company determines if an arrangement contains a lease at contract inception and recognizes ROU assets and lease liabilities for leases with terms greater than twelve months. Leases with an initial term of twelve months or less are accounted for as short-term leases and are not recognized in the balance sheet. Operating fixed lease expenses and finance lease depreciation expense are recognized on a straight-line basis over the lease term. Variable lease payments which cannot be determined at the lease commencement date, such as reimbursement of lessor expenses, were not included in the ROU assets or lease liabilities.

Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of the Company's lease liability. For all new and modified leases entered into after the adoption of ASC 842, the Company reassesses the lease classification and lease term on the effective date of modification. Lease term includes renewal periods if the Company is reasonably certain to exercise any renewal options per the lease contract. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company subleases certain real estate to third parties.

As most leases do not have readily determinable implicit rates, the Company estimates the incremental borrowing rates based on prevailing financial market conditions, comparable companies and credit analysis and management judgments to determine the present values of its lease payments. The Company also applies the portfolio approach to account for leases with similar terms.

Supplemental balance sheet information is as follows (in millions):

		December 31,
	Classification	2025	2024
Assets
Operating	Operating right-of-use assets	$160	$40
Finance	Property, plant and equipment, net	26	24
Total ROU assets		$186	$64

Liabilities
Current
Operating	Accrued liabilities	$45	$13
Finance	Other current liabilities	12	10
Long-term
Operating	Long-term operating lease liabilities	129	29
Finance	Other long-term liabilities	17	15
Total lease liabilities		$203	$67

Components of lease expense are as follows (in millions):

		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease cost	Selling, general and administrative expenses	$24	$18	$18
Finance lease ROU asset depreciation	Selling, general and administrative expenses	12	10	6
Short-term lease cost	Selling, general and administrative expenses	8	6	6
Interest on finance leases	Other (expense) income	2	1	1

Supplemental disclosure of cash flow information is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$19	$18
Financing cash flows from finance leases	12	11	7
ROU assets obtained in exchange for new lease liabilities
Operating	$8	$17	$18
Finance	4	13	17

Maturity of lease liabilities as of December 31, 2025 was as follows (in millions):

	Operating Leases	Finance Leases
2026	$55	$13
2027	46	9
2028	33	5
2029	24	3
2030	18	1
Thereafter	24	2
Total future lease payments	200	33
Less: interest	(26)	(4)
Present value of lease liabilities	$174	$29

The term and discount rate associated with leases are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	5	4
Finance leases	4	4
Weighted average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.6%	6.5%

Lessor Arrangements. The Company leases operating equipment to customers through operating and sales-type leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. The majority of the lease agreements do not include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value. However, some of the leases contain a termination clause in which the customer can cancel the contract. The leases can be subject to variable lease payments and the Company does not record any lease assets or liabilities related to these variable items. The carrying amount of equipment leased to others, included in property, plant and equipment, net, as of December 31, 2025 and 2024 was $54 million and $56 million, respectively. Rental revenues recognized for the years ended December 31, 2025, 2024 and 2023 were $94 million, $60 million and $50 million, respectively.

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

Legal Claims and Matters

Asbestos Claims. The Company is one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2025, the Company is a named defendant in approximately 435 lawsuits involving approximately 713 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, the Company has recorded a liability for its estimate of the most likely settlement of asserted claims and a related receivable from insurers for its estimated recovery, to the extent the Company believes that the amounts of recovery are probable.

The Company annually conducts analyses of its asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, the Company believes that its current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted in the future are currently adequate. This belief, however, relies on a number of assumptions, including:

•
That its future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;
•
That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;
•
That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against the Company will be materially consistent with its historic experience;
•
That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;
•
That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;
•
That there are no materially negative developments in the claims pending against the Company; and
•
That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while the Company anticipates that additional claims will be filed in the future, the Company is unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. In the Company's opinion, there are no pending legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

Unclaimed Property Audit. The Company is subject to state laws relating to abandoned and unclaimed property, and states routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit. The timing and outcome of the multi-state unclaimed property audit cannot be predicted. The Company has reserved all of its rights, claims, and defenses. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which those laws are interpreted or applied, states may determine that they are entitled to the Company's remittance of unclaimed or abandoned property and further may seek to impose other costs, including penalties and interest. The Company intends to vigorously contest the above matter; however, an adverse decision in this matter could have an adverse impact on the Company, its financial condition, results of operations and cash flows.

Product Claims. From time to time, in the ordinary course of its business, the Company's customers may claim that the products the Company distributes are defective or require repair or replacement under warranties that either the Company or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to the Company's normal business. The Company's purchase orders with its suppliers generally require the manufacturer to indemnify the Company against any product liability claims, leaving the manufacturer ultimately responsible for such claims. In many cases, state, provincial or foreign law provides protection to distributors for these types of claims, shifting the responsibility to the manufacturer. In some cases, the Company may be required to repair or replace products for the benefit of its customers and seek recovery from the manufacturer for the related expenses. In the Company's opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on the Company's consolidated financial statements is remote.

Customer Contracts

The Company has contracts and agreements with many of its customers that dictate certain terms of its sales arrangements (pricing, deliverables, etc.). While the Company makes every effort to abide by the terms of these contracts, certain provisions are complex and may be subject to varying interpretations. Under the terms of these contracts, the Company's customers have the right to audit the Company's adherence to the contract terms. Historically, any settlements that have resulted from these customer audits have been immaterial to the Company's consolidated financial statements.

Purchase Commitments

The Company has purchase obligations consisting primarily of inventory purchases made in the normal course of business to meet operating needs. While the Company's vendors often allow the Company to cancel these purchase orders without penalty, in certain cases, cancellations may subject the Company to cancellation fees or penalties depending on the terms of the contract.

Warranty Claims

The Company is involved from time to time in various warranty claims, which arise in the ordinary course of business. Historically, any settlements that have resulted from these warranty claims have been immaterial to the Company's consolidated financial statements.

Letters of Credit

The Company maintains credit arrangements with several banks providing for standby letters of credit, including bid and performance bonds, and other bonding requirements. As of December 31, 2025, the Company was contingently liable for approximately $35 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

15. Accumulated Other Comprehensive (Loss) Income (“AOCI”)

The components of accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation Adjustments
	Year Ended December 31,
	2025	2024 (Revised)
Beginning balance	$(153)	$(145)
Other comprehensive income (loss) before reclassifications	15	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	12	6
Net current-period other comprehensive income (loss)	27	(8)
Ending balance	$(126)	$(153)

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

For the years ended December 31, 2025 and 2024, the Company reclassified approximately $12 million and $6 million, respectively, of foreign currency translation losses as a result of substantially completing the liquidation of certain foreign subsidiaries in its International segment. Such foreign currency translation losses were reclassified from the component of AOCI into earnings, reflected in impairment and other charges in the consolidated statement of operations.

16. Business Segments

The Company has three reportable segments – United States, Canada and International. These segments were determined primarily based on geographical markets. The Chief Operating Decision Maker (“CODM”) uses operating profit to evaluate segment performance and allocate resources. Operating profit is revenue less cost of products, selling, general and administrative expenses and impairment and other charges. The Company’s President and Chief Executive Officer has been identified as the CODM. The Company has disclosed for each reportable segment the significant expense categories that are reviewed by the CODM in the tables below and there are no additional significant expenses within the expense categories presented.

United States

The Company has approximately 210 locations in the U.S., which are geographically positioned to serve the upstream, midstream, gas utilities, downstream and renewable energy and industrial markets.

Canada

The Company has a network of approximately 35 locations in the Canadian oilfield, predominantly in the oil rich provinces of Alberta, Saskatchewan, Manitoba. The Company’s Canadian segment primarily serves energy, mining, drilling, engineering and contracting businesses, offering products and solutions similar to those provided in the U.S.

International

The Company serves the needs of its international customers from approximately 55 locations outside of the U.S. and Canada, which are strategically located in major oil and gas development and downstream processing areas. The Company’s International segment provides products and solutions generally consistent with those offered in the U.S. and Canada, with the addition of electrical product distribution in select markets.

In the third quarter of 2024, the Company began a plan to restructure operations in the International segment to optimize efficiencies and to improve operating margins. For the year ended December 31, 2025, the Company recognized $13 million in charges, including approximately $12 million of foreign currency translation losses included in impairment and other charges and $1 million of other exit costs included in selling, general and administrative expenses. For the year ended December 31, 2024, the Company recognized $9 million in charges, including approximately $6 million of foreign currency translation losses included in impairment and other charges, approximately $2 million of inventory write-downs included in cost of products and $1 million of other exit costs included in selling, general and administrative expenses. The Company may incur additional foreign currency translation losses upon substantial completion of the subsidiary liquidations; however, remaining restructuring related liabilities are not expected to be material.

The following table presents results of operations of the Company’s reportable segments for the year ended December 31 (in millions):

	United States	Canada	International	Total
2025
Revenue	$2,294	$214	$312	$2,820
Cost of products	1,927	160	255	2,342
Gross profit	367	54	57	478
Selling, general and administrative expenses	473	46	40	559
Impairment and other charges	—	—	12	12
Operating (loss) profit	$(106)	$8	$5	(93)
Other expense				(7)
Loss before income taxes				$(100)

2024 (Revised)
Revenue	$1,880	$253	$240	$2,373
Cost of products	1,460	189	193	1,842
Gross profit	420	64	47	531
Selling, general and administrative expenses	329	51	36	416
Impairment and other charges	—	—	6	6
Operating profit	$91	$13	$5	109
Other income				1
Income before income taxes				$110

2023 (Revised)
Revenue	$1,749	$282	$290	$2,321
Cost of products	1,339	207	236	1,782
Gross profit	410	75	54	539
Selling, general and administrative expenses	302	54	39	395
Operating profit	$108	$21	$15	144
Other expense				(2)
Income before income taxes				$142

The following table presents financial information for each of the Company’s reportable segments as of and for the year ended December 31 (in millions):

	United States	Canada	International	Total
2025
Property, plant and equipment, net	$237	$10	$17	$264
Total assets	3,222	166	536	3,924
Depreciation and amortization	49	2	1	52

2024 (Revised)
Property, plant and equipment, net	$135	$11	$11	$157
Total assets	1,299	177	145	1,621
Depreciation and amortization	31	2	1	34

2023 (Revised)
Property, plant and equipment, net	$106	$12	$13	$131
Total assets	1,195	177	160	1,532
Depreciation and amortization	23	2	1	26

As disclosed in Note 1 “Organization and Basis of Presentation”, DNOW completed its acquisition of MRC Global on November 6, 2025. Following the transaction, DNOW updated its product categories to better reflect the different parts of the Company's operations. Prior year amounts have been reclassified to the current presentation. The following table presents a comparison of the approximate sales mix in the principal product categories (in millions):

	Year Ended December 31,
	2025	2024	2023
Product Category
Valves, automation, measurement and instrumentation	$644	$520	$437
Pipe	455	395	422
Gas products	105	—	—
Pumps, production and process solutions	674	623	639
Fittings, flanges and other connectors	529	475	433
General products	413	360	390
Total	$2,820	$2,373	$2,321

17. Earnings Per Share (“EPS”)

Basic EPS is based on net (loss) income attributable to the Company’s earnings and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Diluted EPS includes the above, plus unvested restricted stock awards, unvested restricted units, unvested performance stock awards and unexercised stock options, to the extent these instruments dilute EPS.

For the years ended December 31, 2025, 2024 and 2023, a total of 4 million, less than 1 million and 1 million, respectively, of dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect or due to the Company recognizing a net loss for the period.

Basic and diluted EPS are as follows (in millions, except share data):

	Year Ended December 31,
	2025	2024 (Revised)	2023 (Revised)
Numerator:
Net (loss) income attributable to DNOW Inc.	$(89)	$78	$250
Less: net income attributable to participating securities	—	(2)	(4)
Net (loss) income attributable to DNOW Inc. stockholders	$(89)	$76	$246
Denominator:
Weighted average basic common shares outstanding	117,880,198	106,354,586	107,395,890
Effect of dilutive securities	—	793,824	1,026,865
Weighted average diluted common shares outstanding	117,880,198	107,148,410	108,422,755
(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.76)	$0.72	$2.29
Diluted	$(0.76)	$0.71	$2.27

Under ASC Topic 260, “Earnings Per Share,” the two-class method requires a portion of net (loss) income attributable to DNOW Inc. to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss is not allocated to unvested awards in periods the Company determined that those shares are not obligated to participate in losses. For the periods that the Company recognized net income, net income attributable to these participating securities was excluded from net income attributable to DNOW Inc. stockholders in the numerator of the earnings per share computation.

18. Stock-based Compensation and Outstanding Awards

Under the terms of the DNOW Inc. Long Term Incentive Plan (the “Plan”), 16 million shares of the Company’s common stock were authorized for grant to employees, non-employee directors and other persons. The Plan provided for the grant of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), phantom shares and performance stock awards (“PSAs”). The Plan had a ten-year term which expired in May 2024. Since the Plan expired in May 2024, no further awards can be made under the Plan after such expiration date. On May 22, 2024, the Company’s shareholders approved the DNOW Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). Under the new 2024 Plan, the shares initially available for grant under such plan was the sum of (i) 1,973,000 shares (which was approved by the Company’s shareholders) and (ii) the number of shares that remained available for issuance under the Plan at the time of its expiration, which were rolled over into the new 2024 Plan. The 2024 Plan permits awards to be granted until 2034, including the granting of RSAs, RSUs, PSAs, stock options and stock appreciation rights.

Stock-based compensation expense recognized for the years ended December 31, 2025, 2024 and 2023 totaled $29 million, $13 million and $15 million, respectively. The tax effected benefit for share-based compensation arrangements was $4 million, $2 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Each of the stock-based compensation arrangements are discussed below.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have a 7-year contractual term and vest over a 3-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company. The Company did not grant stock option awards in 2025, 2024 and 2023.

The following table summarizes award activity for stock options:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	902	$11.16
Granted	—	—
Forfeited and expired	(19)	11.36
Exercised	(158)	12.21
Outstanding as of December 31, 2025	725	$10.93	1.5	$2
Exercisable at December 31, 2025	725	$10.93	1.5	$2

The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $1 million, $3 million and less than $1 million, respectively. Cash received from exercises of stock options was $1 million for the year ended December 31, 2025.

Restricted Stock Awards (“RSAs”)

Restricted stock awards generally cliff vest after one or three years. For employees, vesting generally occurs on the anniversaries of the date specified in the employees’ respective agreements over a three-year period (but no less than one year), subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. The grant-date fair value of RSA grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s RSA agreements provide for full vesting of RSAs in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

The following table summarizes award activity for RSAs:

RSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024	2,351	$12.13
Granted	780	15.76
Vested (1)	(994)	10.62
Forfeited	(119)	14.17
Nonvested as of December 31, 2025	2,018	$14.16
(1)
281 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $15.76, $13.64 and $12.52 for RSAs granted for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized compensation cost related to RSAs was $13 million, which is expected to be recognized over a weighted average period of 1.2 years. The total vest-date fair value of shares vested for the years ended December 31, 2025, 2024 and 2023 was $27 million, $5 million and $3 million, respectively.

Restricted Stock Units (“RSUs”)

Restricted stock units generally cliff vest after one or three years. For employees, vesting generally occurs on the anniversaries of the date specified in the employees’ respective agreements over a three-year period (but no less than one year), subject to accelerated vesting under certain circumstances set forth in the agreements. The grant-date fair value of RSU grants is determined using the closing quoted market price on the grant date. Additionally, the Company’s RSU agreements provide for full vesting of RSUs in the event of a change of control of the Company and a change in the holder’s responsibilities following a change in control of the Company.

On November 6, 2025, in connection with the closing of the acquisition of MRC Global, outstanding RSUs covering shares of MRC Global held by key employees were converted into 0.9489 RSUs representing the right to receive shares in DNOW (“DNOW RSU”). Additionally, outstanding performance share unit awards covering shares of MRC Global (“MRC Global PSU”) held by key employees which were deemed achieved in accordance with the terms and conditions of the applicable award agreement governing such MRC Global PSUs prior to the acquisition were converted into 0.9489 DNOW RSUs. Such DNOW RSUs will vest and be payable on the same terms and conditions as are set forth in the corresponding award agreement (except that such award will be payable in DNOW common stock).

The following table summarizes award activity for RSUs:

RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024	150	$12.05
Granted	2,754	14.59
Vested (1)	(1,982)	14.46
Forfeited	(29)	14.20
Nonvested as of December 31, 2025	893	$14.48
(1)
774 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value was $14.59, $13.01 and $13.00 for RSUs granted for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized compensation cost related to RSUs was $6 million, which is expected to be recognized over a weighted average period of 1.6 years. The total vest-date fair value of shares vested for the years ended December 31, 2025, 2024 and 2023 was $43 million, less than $1 million and less than $1 million, respectively.

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

The Company granted PSAs to senior management employees whereby the PSAs can be earned based on performance against established metrics over a three-year performance period. The PSAs are divided into three independent parts that are subject to separate performance metrics: (i) one-half of the PSAs have a Total Shareholder Return (“TSR”) metric, (ii) one-quarter of the PSAs have an EBITDA metric and (iii) one-quarter of the PSAs have a Return on Capital Employed (“ROCE”) metric.

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

The following table summarizes award activity for performance stock awards:

PSAs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024	837	$14.38
Granted	251	21.46
Vested (1)	(443)	10.43
Forfeited	(37)	12.54
Performance Adjustment	160	9.62
Nonvested as of December 31, 2025	768	$18.07
(1)
176 thousand shares were withheld and retired from the vesting of shares to employees to satisfy minimum tax withholding.

The weighted average grant-date fair value of PSAs granted for the years ended December 31, 2025, 2024 and 2023 was $16.85, $14.17 and $15.52, respectively. As of December 31, 2025, unrecognized compensation cost related to PSAs was $6 million, which is expected to be recognized over a weighted average period of 1.2 years. The total vest-date fair value of PSAs vested for the years ended December 31, 2025, 2024 and 2023 was $8 million, $7 million and $1 million, respectively.

19. Employee Benefit Plans

Benefit plans

The Company has benefit plans covering substantially all of its employees. Defined contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service and a percentage of current earnings. For the years ended December 31, 2025, 2024 and 2023, the costs for defined contribution plans were $8 million, $6 million and $6 million, respectively.

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

Defined Benefit Pension Plans

Historically, the Company sponsored two defined benefit plans in the United Kingdom under which accruals of pension benefits have ceased. In 2020, the Company made lump-sum payments and entered into a buy-in annuity contract in connection with the de-risking of both plans. During 2023, transfers were made to complete the buy-out of the remaining liability of the annuity contract. As a result of the 2023 transfers, the buy-in policies were converted into buy-out policies, and the plans were effectively settled. Net periodic benefit cost for the Company’s defined benefit plans was $1 million for the year ended December 31, 2023, and was included in other (expense) income in the consolidated statement of operations. The plans had no assets or obligations at December 31, 2024. The Company does not expect to contribute to its defined benefit pension plans in the future.

20. Acquisitions

2025 Acquisitions

MRC Global Acquisition. On November 6, 2025, the Company completed its acquisition of MRC Global in an all-stock transaction for a purchase price consideration of $1,763 million, net of cash acquired. MRC Global shareholders received 0.9489 shares of DNOW common stock for each share of MRC Global common stock. Existing indebtedness of MRC Global was repaid at acquisition.

The combination of DNOW and MRC Global creates a premier energy and industrial solutions provider with a balanced portfolio of businesses and a diversified customer base fortifying long-term profitability and cash flow generation.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $383 million, $289 million in the U.S. segment and $94 million in the International segment, and intangible assets of $510 million in the U.S. segment, which are subject to change. The fair values of trade names in the acquisition were determined using a relief-from-royalty method, and customer relationships acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 inputs. The amounts recognized for assets acquired and liabilities assumed are provisional and subject to revision as more information becomes available. The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain intangible assets pending the completion of a final third-party valuation report, the final determination of net working capital, and the tax basis of acquired assets and assumed liabilities. The Company expects to finalize the valuation and the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Any adjustments to these provisional amounts will be recorded as an adjustment to goodwill.

The following table summarizes the purchase price allocation as of the acquisition date (in millions):

Equity consideration for the conversion of MRC Global common stock outstanding	$1,185
Fair value of replacement MRC Global RSUs and MRC Global PSUs attributable to the purchase price	12
Repayment of certain existing indebtedness of MRC Global	643
Purchase price consideration	$1,840

Fair value of net assets acquired:
Cash and cash equivalents	$77
Receivables, net	514
Inventories, net	971
Prepaid and other current assets	36
Property, plant and equipment, net	123
Operating right-of-use assets	126
Other assets	13
Trade names (1)	230
Customer relationships (2)	280
Total identifiable assets acquired	2,370
Accounts payable	(383)
Accrued liabilities	(166)
Other current liabilities	(2)
Long-term operating lease liabilities	(108)
Deferred income taxes	(193)
Other long-term liabilities	(59)
Total identifiable liabilities assumed	(911)
Noncontrolling interest	(2)
Total fair value of net assets acquired	1,457
Goodwill (3)	$383
(1)
Trade names acquired are indefinite-lived intangible assets.
(2)
Customer relationships acquired are amortized over a 15-year weighted average period.
(3)
The amount of goodwill represents the excess of its purchase price over the fair value of net assets acquired. Goodwill includes the expected benefit that the Company believes will result from combining its operations with those of the business acquired and is not deductible for income tax purposes.

The Company has included the financial results of MRC Global in its consolidated financial statements from the date of the acquisition. For the year ended December 31, 2025, actual results included in the consolidated statements of operations consist of approximately $388 million of revenue and approximately $145 million of net loss from the acquisition. For the year ended December 31, 2025, the Company recognized approximately $40 million in acquisition-related costs included in selling, general and administrative expenses.

Pro Forma Financial Information (unaudited)

The unaudited pro forma information has been presented as if the acquisitions occurred on January 1, 2024. This information is based on historical results of operations, adjusted to give effect to pro forma events that are directly attributable to the acquisition and factually supportable. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined at the beginning of fiscal year 2024.

The unaudited pro forma revenue on consolidated statements of operations with the acquisition for the years ended December 31, 2025 and 2024 would be approximately $5,274 million and $5,556 million, respectively. The unaudited pro forma net income for the years ended December 31, 2025 and 2024 would be approximately $10 million and $17 million, respectively.

These amounts have been calculated by applying the Company’s accounting policies and adjusting for the incremental depreciation, amortization, interest and cost of products sold related to the fair value step-up, as if the acquisitions had occurred on January 1, 2024, including the consequential tax effects. Additionally, acquisition-related costs incurred during the year ended December 31, 2025, have been reclassified to the year ended December 31, 2024, along with the corresponding tax effects.

Singapore Acquisition. For the year ended December 31, 2025, the Company completed an additional acquisition in Singapore for a purchase price consideration of approximately $8 million, net of cash acquired. The acquisition expands the Company's electrical supply capabilities in the Asia Pacific region, serving traditional and renewable energy, infrastructure and other commercial and industrial end-markets. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $3 million and intangible assets of $2 million in the International segment, which are subject to change. The primary areas of the preliminary valuation that are not yet finalized relate to the adjustments to working capital. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. The goodwill recognized is primarily attributable to expected synergies and is not deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

2024 Acquisitions

For the year ended December 31, 2024, the Company completed the acquisitions of Whitco Supply, LLC and Trojan Rentals, LLC for an aggregate purchase price consideration of approximately $299 million, net of cash acquired. These acquisitions expand the Company’s energy products and solutions in the U.S. The Company completed its valuations as of the applicable acquisition dates of the acquired net assets and recognized goodwill of $92 million and intangible assets of $41 million in the U.S. segment. For the year ended December 31, 2024, the Company recognized approximately $3 million in acquisition-related costs.

The following table summarizes the purchase price allocation detail as of the acquisition dates and the measurement period adjustments for acquisitions closed during fiscal year 2024 (in millions):

	As initially reported	Measurement period adjustments	December 31, 2025 (as adjusted)
Net purchase price, net of cash acquired	$300	$(1)	$299

Fair value of net assets acquired:
Current assets other than cash	170	(1)	169
Property, plant and equipment	36	2	38
Trade names and patents (1)	19	—	19
Customer relationships (1)	23	(1)	22
Other long-term assets	5	3	8
Current liabilities	(44)	(1)	(45)
Other long-term liabilities	(2)	(2)	(4)
Total fair value of net assets acquired	207	—	207
Goodwill (2)	$93	$(1)	$92
(1)
Intangible assets acquired are amortized over an 11-year weighted average period.
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

The unaudited pro forma revenue on consolidated statements of operations with the acquisitions for the years ended December 31, 2024 and 2023 would be approximately $2,545 million and $2,824 million, respectively. The unaudited pro forma net income for the years ended December 31, 2024 and 2023 would be approximately $108 million and $286 million, respectively.

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

21. Selected Quarterly Financial Data (unaudited)

The following selected quarterly operating results for each quarter of fiscal years 2025 and 2024 have been adjusted to reflect the voluntary change in accounting method as described in Note 1 “Organization and Basis of Presentation”. The following table summarizes the effects of the change in accounting method for select quarterly financial data (in millions, except per share data):

	Three Months Ended
	March 31, 2025		June 30, 2025		September 30, 2025		December 31, 2025
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Reported
Consolidated Statements of Operations
Net income (loss)	$22	$23	$14	$25	$23	$25	$(147)
Net income (loss) attributable to DNOW Inc.	21	22	14	25	23	25	(147)
Earnings (loss) per share attributable to DNOW Inc. stockholders:
Basic	$0.19	$0.20	$0.13	$0.24	$0.21	$0.23	$(0.95)
Diluted	$0.19	$0.20	$0.13	$0.23	$0.21	$0.23	$(0.95)

Consolidated Statements of Comprehensive (Loss) Income
Comprehensive income (loss)	$25	$26	$22	$33	$20	$22	$(128)
Comprehensive income (loss) attributable to DNOW Inc.	24	25	22	33	20	22	(128)

	Three Months Ended
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
Consolidated Statements of Operations
Net income	$18	$21	$24	$25	$14	$13	$23	$23
Net income attributable to DNOW Inc.	18	21	23	24	14	13	23	23
Earnings per share attributable to DNOW Inc. stockholders:
Basic	$0.17	$0.20	$0.21	$0.21	$0.12	$0.12	$0.22	$0.22
Diluted	$0.17	$0.19	$0.21	$0.21	$0.12	$0.12	$0.21	$0.21

Consolidated Statements of Comprehensive (Loss) Income
Comprehensive income	$14	$17	$22	$23	$24	$23	$11	$11
Comprehensive income attributable to DNOW Inc.	14	17	21	22	24	23	11	11

22. Subsequent Event

Subsequent to December 31, 2025, the Company entered into a purchase agreement to purchase the business of Edge Controls (“Edge”). The completion of this acquisition is subject to customary closing conditions, including regulatory approval. Edge is a leading provider of automation & controls, SCADA, pump, motor and drive products and services and expands the Company's product range, enhances the Company's automation capabilities and bolsters the Company's strong position in the horizontal pump market.