Form 10-Q
period 2026-03-31
DNOW Inc.
filed 2026-05-07
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of April 30, 2026, the registrant had 182,545,984 shares of common stock (excluding 2,552,478 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116	$164
Receivables, net	889	874
Inventories, net	1,193	1,192
Prepaid and other current assets	52	48
Total current assets	2,250	2,278
Property, plant and equipment, net	261	264
Operating right-of-use assets	161	160
Deferred income taxes	12	11
Goodwill	652	617
Intangibles, net	563	565
Other assets	28	29
Total assets	$3,927	$3,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$662	$653
Accrued liabilities	254	300
Other current liabilities	13	21
Total current liabilities	929	974
Long-term debt	571	411
Long-term operating lease liabilities	118	129
Deferred income taxes	95	99
Other long-term liabilities	71	73
Total liabilities	1,784	1,686
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - par value $0.01; 330 million shares authorized; 182,671,497 and 186,125,254 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	3,142	3,193
Accumulated deficit	(880)	(836)
Accumulated other comprehensive loss	(126)	(126)
DNOW Inc. stockholders' equity	2,138	2,233
Noncontrolling interests	5	5
Total stockholders' equity	2,143	2,238
Total liabilities and stockholders' equity	$3,927	$3,924

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three months ended March 31,
	2026	2025
Revenue	$1,183	$599
Cost of products	990	461
Gross profit	193	138
Selling, general and administrative expenses	243	109
Operating (loss) profit	(50)	29
Other (expense) income	(10)	—
(Loss) income before income taxes	(60)	29
Income tax (benefit) provision	(16)	7
Net (loss) income	(44)	22
Net (loss) income attributable to noncontrolling interests	—	1
Net (loss) income attributable to DNOW Inc.	$(44)	$21

(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.24)	$0.19
Diluted	$(0.24)	$0.19
Weighted-average common shares outstanding, basic	186	106
Weighted-average common shares outstanding, diluted	186	107

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In millions)

	Three months ended March 31,
	2026	2025
Net (loss) income	$(44)	$22
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax benefit of $1 and nil for the three months ended March 31, 2026 and 2025, respectively	—	3
Comprehensive (loss) income	(44)	25
Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive (loss) income attributable to DNOW Inc.	$(44)	$24

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(44)	$22
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	23	11
Increase in LIFO reserve	16	1
Provision for inventory	5	—
Stock-based compensation	5	4
Deferred income taxes	(8)	5
Operating lease expense	18	4
Other, net	5	2
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(26)	(52)
Inventories	(17)	(32)
Prepaid and other current assets	(2)	8
Accounts payable	6	28
Accrued liabilities and other, net	(76)	(17)
Net cash used in operating activities	(95)	(16)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(46)	—
Purchases of property, plant and equipment	(8)	(6)
Other, net	1	1
Net cash used in investing activities	(53)	(5)
Cash flows from financing activities:
Borrowings under the revolving credit facility	253	—
Repayments under the revolving credit facility	(93)	—
Repurchases of common stock	(50)	(8)
Shares withheld for taxes	(5)	(7)
Other, net	(4)	(2)
Net cash provided by (used in) financing activities	101	(17)
Effect of exchange rates on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	(48)	(37)
Cash and cash equivalents, beginning of period	164	256
Cash and cash equivalents, end of period	$116	$219
Supplemental disclosures of cash flow information:
Income taxes paid, net	$2	$2
Interest paid	5	—
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$6	$1
Acquisition measurement period adjustment	8	—

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Equity
December 31, 2024	106	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net income	—	—	—	21	—	—	1	22
Common stock repurchased	—	—	—	—	—	(8)	—	(8)
Common stock retired	—	—	(5)	—	—	5	—	—
Stock-based compensation	—	—	4	—	—	—	—	4
Exercise of stock options	—	—	1	—	—	—	—	1
Shares withheld for taxes	—	—	(7)	—	—	—	—	(7)
Other comprehensive income	—	—	—	—	3	—	—	3
March 31, 2025	106	$1	$2,016	$(726)	$(150)	$(3)	$5	$1,143

December 31, 2025	186	$2	$3,193	$(836)	$(126)	$—	$5	$2,238
Net loss	—	—	—	(44)	—	—	—	(44)
Common stock repurchased	—	—	—	—	—	(51)	—	(51)
Common stock retired	(4)	—	(51)	—	—	51	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
March 31, 2026	183	$2	$3,142	$(880)	$(126)	$—	$5	$2,143

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

On June 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRC Global Inc. (“MRC Global”) in an all-stock transaction, inclusive of MRC Global's debt. On November 6, 2025 (the “Closing Date”), DNOW completed its acquisition of MRC Global. The merger was accounted for as a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, where DNOW was the accounting acquirer. See Note 13 “Acquisitions” for additional information.

The Company provides quality products customers require to build and maintain essential infrastructure and operating equipment across the upstream, gas utilities, downstream, energy transition and industrial and midstream markets as well as innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use and disposal of produced water
•
Gas Utilities: gas utilities (storage and distribution of natural gas)
•
Downstream and Industrial: downstream and industrial including crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, liquefied natural gas (“LNG”) terminals and renewable natural gas (“RNG”) facilities
•
Midstream: gathering and transmission infrastructure for processing and transmission of oil, gas or water

The Company offers a comprehensive portfolio of products, including an extensive array of PVF, gas products, pumps, fabricated equipment, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from its global network of suppliers. Additionally, through the Company’s DigitalNOW® and MRCGO™ e-commerce platforms, customers can leverage technology across business applications to source products and solve a wide array of complex operational and product sourcing challenges.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Article 10 of the Securities and Exchange Commission (“SEC”) Regulation S-X. All intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net (loss) income reflected as noncontrolling interests in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

During the fourth quarter of 2025, DNOW changed its inventory valuation method for U.S. inventories from the moving average cost method to the Last-In, First-Out (“LIFO”) method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. For the three months ended March 31, 2025, this change resulted in an increase of $1 million in cost of products and a decrease of $1 million in net income attributable to DNOW Inc. Refer to Note 1 “Organization and Basis of Presentation” of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information related to the change in accounting principle.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recently Issued Accounting Standards

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the provisions of ASU 2025-11 in its consolidated financial statements and its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs by removing the previous “development stage” model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs will begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. This update will be effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual period. The Company is currently assessing the impact of the provisions of ASU 2025-06 in its consolidated financial statements and its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not early adopt, and is currently assessing the impact of the provisions of ASU 2024-03 on its consolidated financial statements and its disclosures.

2. Revenue

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

The Company leases operating equipment to customers through operating and sales-type leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. For the three months ended March 31, 2026 and 2025, rental revenue totaled $23 million and $23 million, respectively, reflecting amounts earned under the Company’s lease agreements during the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed on contacts with an original expected duration of more than one year. The Company's contracts are predominantly short term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging and the related historical loss experience. In accordance with ASU 2025-05, the Company assumes that current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses on current trade receivables and contract assets. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customers' financial conditions and accounts receivable past due. As of March 31, 2026 and December 31, 2025, the allowance for credit losses totaled $19 million and $14 million, respectively.

Contract Balances

Contract assets consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations as well as amounts recognized in situations where invoicing is delayed until customer-specific documentation requirements are met. Contract assets are considered accounts receivable for which only the passage of time is required before payment is due. As of March 31, 2026 and December 31, 2025, contract assets were $21 million and $55 million, respectively, and were included in receivables, net in the consolidated balance sheets. For the three months ended March 31, 2026, the decrease in contract assets was primarily attributable to a reduction in orders awaiting customer-specific documentation required prior to invoicing in the Company’s U.S. and International segments. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of the Company satisfying its contractually agreed performance obligations, including refundable amounts and other accrued customer liabilities. Revenue recognition is deferred to a future period until those performance obligations are satisfied. As of March 31, 2026 and December 31, 2025, contract liabilities were $51 million and $50 million, respectively, and were included in accrued liabilities in the consolidated balance sheets. For the three months ended March 31, 2026, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $9 million, partially offset by recognizing revenue of approximately $8 million that was deferred as of December 31, 2025.

Disaggregated Revenue

The Company's disaggregated revenue represents the business of selling products and service offerings to the energy sector across each of the Upstream (exploration, production and extraction), Gas Utilities (storage and distribution of natural gas), Downstream and Industrial (crude oil refining, petrochemical and chemical processing and general industrials) and Midstream (gathering, processing and transmission of oil and gas) sectors in each of the Company's reportable segments. Each of the Company's end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, the Company believes that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

	United States	Canada	International	Total
Three months ended March 31, 2026
Upstream	$358	$41	$69	$468
Gas Utilities	269	—	—	269
Downstream and Industrial	158	6	69	233
Midstream	200	4	9	213
Total revenues	$985	$51	$147	$1,183

Three months ended March 31, 2025
Upstream	$312	$53	$54	$419
Gas Utilities	8	—	—	8
Downstream and Industrial	34	4	9	47
Midstream	120	5	—	125
Total revenues	$474	$62	$63	$599

3. Inventories, net

The Company uses the LIFO method of valuation for U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, the Company bases interim LIFO calculations using current month end perpetual inventory balances, except in those instances where better information regarding projected year-end balances is available.

Inventories consist primarily of (in millions):

	March 31, 2026	December 31, 2025
U.S. finished goods inventory at average cost	$1,099	$1,078
Outside U.S. finished goods inventory at average cost	152	154
Total finished goods inventory	1,251	1,232
Less: Excess of average cost over LIFO cost (LIFO reserve)	(43)	(27)
Less: Other inventory reserves	(15)	(13)
Inventories, net	$1,193	$1,192

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2026	December 31, 2025
Compensation and other related expenses	$80	$118
Contract liabilities	51	50
Taxes (non-income)	33	32
Current portion of operating lease liabilities	48	45
Accrued selling, general and administrative expenses	21	36
Other	21	19
Accrued liabilities	$254	$300

5. Debt

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

Availability under the Amended Credit Facility is limited to the lesser of the commitments and a borrowing base comprised of eligible accounts receivable, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. The Amended Credit Facility provides for an $850 million global revolving credit facility, of which up to $75 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $500 million. The Amended Credit Facility also provides a letter of credit sub-facility of $50 million. As of March 31, 2026 and December 31, 2025, the Company had $571 million and $411 million, respectively, borrowed against the the Amended Credit Facility and approximately $263 million in availability (as defined in the Amended Credit Facility) as of March 31, 2026. The interest rate was approximately 5.0% and 5.0% at March 31, 2026 and December 31, 2025, respectively. The Company is not obligated to pay back the principal of borrowings until the maturity date of the Amended Credit Facility, subject to mandatory prepayments.

The Company issued $15 million in letters of credit under the Amended Credit Facility.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized 20 million shares of undesignated preferred stock. The Board of Directors has the authority to issue shares of the preferred stock. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

On November 6, 2025, the Company issued 82 million shares of common stock to former shareholders of MRC Global in connection with the closing of its acquisition of MRC Global.

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may from time to time repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. For the three months ended March 31, 2025, total shares repurchased included 155,313 shares, or $3 million, held in treasury stock and subsequently retired in April 2025. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the three months ended March 31, 2026 and 2025.

Information regarding the shares repurchased is as follows:

	Three months ended March 31,
	2026	2025
Total cost of shares repurchased (1) (in millions)	$50	$8
Average price per share (1)	$11.92	$17.14
Number of shares repurchased	4,201,928	443,806
(1)
Excludes 1% excise tax on share repurchases.

Consolidated Variable Interest Entities (“VIE”)

The Company conducts certain operations through contractual arrangements with certain entities that are considered VIEs. The Company is the primary beneficiary and consolidates the VIEs as it has the power to direct the activities that most significantly affect the VIEs’ economic performance and has the obligation to absorb the VIEs’ losses or the right to receive benefits. For the three months ended March 31, 2026, net loss attributable to noncontrolling interests was less than $1 million and for the three months ended March 31, 2025, net income attributable to noncontrolling interests was approximately $1 million.

The assets of the VIEs can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of March 31, 2026 and December 31, 2025, the VIEs’ assets were primarily current assets of $20 million and $24 million, respectively, and the liabilities were primarily current liabilities of $5 million and $8 million, respectively.

7. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Three months ended March 31,
	2026	2025
Beginning balance	$(126)	$(153)
Net current-period other comprehensive income, net of tax	—	3
Ending balance	$(126)	$(150)

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

8. Business Segments

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

The following table presents results of operations of the Company’s reportable segments (in millions):

	United States	Canada	International	Total
Three months ended March 31, 2026
Revenue	$985	$51	$147	$1,183
Cost of products	839	39	112	990
Gross Profit	146	12	35	193
Selling, general and administrative expenses	200	11	32	243
Operating (loss) profit	$(54)	$1	$3	(50)
Other expense				(10)
Loss before income taxes				$(60)

Three months ended March 31, 2025
Revenue	$474	$62	$63	$599
Cost of products	364	46	51	461
Gross Profit	110	16	12	138
Selling, general and administrative expenses	89	12	8	109
Operating profit	$21	$4	$4	29
Other income				—
Income before income taxes				$29

The following table presents depreciation and amortization of the Company’s reportable segments (in millions):

	Three months ended March 31,
	2026	2025
Depreciation and amortization
United States	$22	$10
Canada	—	1
International	1	—
Total	$23	$11

The following table presents property, plant and equipment, net and total assets of the Company’s reportable segments (in millions):

	March 31, 2026	December 31, 2025
Property, plant and equipment, net
United States	$236	$237
Canada	9	10
International	16	17
Total	$261	$264

Total assets
United States	$3,303	$3,222
Canada	139	166
International	485	536
Total	$3,927	$3,924

9. Income Taxes

The effective tax rate for the three months ended March 31, 2026 was 26.7% compared to 24.1% for the corresponding period of 2025. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses, and state income taxes. The effective tax rate for the three months ended March 31, 2026, was higher than the effective tax rate for the three months ended March 31, 2025, primarily due to discrete tax benefits recognized in the quarter which increase the effective tax rate as a result of the loss before income taxes reported in the period.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2021 and outside the U.S. for the tax years ending after 2019.

10. Earnings Per Share

For the three months ended March 31, 2026 and 2025, dilutive shares of 5 million and 1 million, respectively, were excluded from the computation of diluted earnings per share due to the Company recognizing a net loss for the period or due to their antidilutive effect.

Basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to DNOW Inc.	$(44)	$21
Less: net income attributable to participating securities	—	—
Net (loss) income attributable to DNOW Inc. stockholders	$(44)	$21
Denominator:
Weighted average basic common shares outstanding	185,760,166	105,976,409
Effect of dilutive securities	—	767,580
Weighted average diluted common shares outstanding	185,760,166	106,743,989
(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.24)	$0.19
Diluted	$(0.24)	$0.19

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

11. Stock-based Compensation and Outstanding Awards

In 2024, the Company’s shareholders approved the DNOW Inc. 2024 Omnibus Incentive Plan, which allows awards to be granted until 2034, for the granting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), phantom shares, performance stock awards (“PSAs”), stock options and stock appreciation rights.

For the three months ended March 31, 2026, the Company granted 1,130,708 shares of RSAs with a weighted average fair value of $11.85 per share and 109,741 shares of RSUs with a weighted average fair value of $11.85 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 823,840 shares. PSAs of 67,296 and 159,822 were issued during the three months ended March 31, 2026 and 2025, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2023 and 2022, respectively. The RSAs and RSUs vest on the third and fifth anniversaries of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three months ended March 31, 2026 totaled $5 million compared to $4 million for the corresponding period of 2025.

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

Legal Claims and Matters

Asbestos Claims. The Company is one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of March 31, 2026, the Company is a named defendant in approximately 446 lawsuits involving approximately 500 claims. No asbestos lawsuit has resulted in a judgment against the Company to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, the Company has recorded a liability for its estimate of the most likely settlement of asserted claims and a related receivable from insurers for its estimated recovery, to the extent the Company believes that the amounts of recovery are probable.

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

Letters of Credit

The Company maintains credit arrangements with several banks providing standby letters of credit, including bid and performance bonds, and other bonding requirements. As of March 31, 2026, the Company was contingently liable for approximately $27 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

13. Acquisitions

2026 Acquisition

For the three months ended March 31, 2026, the Company completed an acquisition of Edge Controls (“Edge”) for a purchase price consideration of approximately $46 million, net of cash acquired. Edge is a leading provider of automation & controls, SCADA, pump, motor and drive products and services and expands the Company's product range, enhances the Company’s automation capabilities and ability to deliver higher-value, integrated solutions to the Company's customers. The Company has included the financial results of Edge in its consolidated financial statements from the date of the acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $27 million and intangible assets of $5 million in the U.S. segment, which are subject to change. The primary areas of the preliminary valuation that are not yet finalized relate to adjustments to working capital and intangible assets. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimate of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. The goodwill recognized is primarily attributable to expected synergies and is deductible for income tax purposes. The Company has not presented supplemental pro forma information because the acquired operations did not materially impact the Company’s consolidated operating results.

2025 Acquisitions

MRC Global Acquisition. In 2025, the Company completed the acquisition of MRC Global in an all-stock transaction for a purchase price consideration of $1,763 million, net of cash acquired. MRC Global shareholders received 0.9489 shares of DNOW common stock for each share of MRC Global common stock. Existing indebtedness of MRC Global was repaid at acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $383 million, $289 million in the U.S. segment and $94 million in the International segment and intangible assets of $510 million in the U.S. segment, which are subject to change. The fair values of trade names in the acquisition were determined using a relief-from-royalty method, and customer relationships acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 inputs. The amounts recognized for assets acquired and liabilities assumed are provisional and subject to revision as more information becomes available. The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain intangible assets pending the completion of a final third-party valuation report, the final determination of net working capital and the tax basis of acquired assets and assumed liabilities. The Company expects to finalize the valuation and the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Any adjustments to these provisional amounts will be recorded as an adjustment to goodwill.

For the three months ended March 31, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. The adjustments resulted in a $16 million decrease to working capital, $6 million decrease to lease liabilities, an increase of $3 million to deferred income tax liabilities, a $2 million increase to lease assets, a $2 million increase to property, plant and equipment, net and a $1 million decrease in accumulated other comprehensive loss. The net impact of these adjustments was an $8 million increase to goodwill.

Singapore Acquisition. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $3 million and intangible assets of $2 million in the International segment. The goodwill recognized is primarily attributable to expected synergies and is not deductible for income tax purposes. For the three months ended March 31, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a decrease of less than $1 million to current assets and an increase of less than $1 million to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this document including information referenced or incorporated by reference from our other filings with the SEC, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipates”, “assumes”, “believes”, “budget”, “estimates”, “expects”, “goal”, “guidance”, “plans”, “may,” “will”, “might”, “would”, “should”, “seeks”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, or other similar words and phrases, although some forward-looking statements could be expressed differently. Forward-looking statements are current only as of the date they are made. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors and risks many of which are outside of our control, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, changes in trade policies including the imposition or elimination of additional tariffs and duties, significant changes in the size of our customers, difficulties encountered in integrating mergers and acquisitions (including but not limited to certain risks relating to any mergers or acquisitions, such as: the timing of the closing of the merger or acquisition; the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms; the possibility that regulatory approvals for any dispositions or acquisitions will not be received on a timely basis, if at all, or that such approvals may require modification to the terms of the mergers or remaining businesses; the risk that the expected benefits, synergies and cost reduction efforts of the mergers or acquisitions may not be fully achieved in a timely manner, or at all), successful integration of the business of MRC Global into our business, general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions and tensions (including Iran, the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets, the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential data, and worldwide and national economic conditions and activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K and any of our subsequent SEC filings, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and that are otherwise described from time to time in our SEC reports as filed. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect new information, future events or developments, or otherwise, except to the extent required by applicable law.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the most recent Annual Report on Form 10-K.

Company Overview

DNOW is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW and MRC Global brands along with several affiliated brands operating in local, regional or international markets that are tied to prior acquisitions.

On June 26, 2025, DNOW entered into the Merger Agreement with MRC Global in an all-stock transaction, inclusive of MRC Global's debt. On November 6, 2025, DNOW completed its acquisition of MRC Global.

We are a premier provider of energy and industrial solutions with a legacy of over 160 years as a global leader in the distribution of PVF, gas products, pumps and fabricated process and production equipment and a wide range of MRO consumables and related products. We operate across diversified sectors of the energy value chain and industrial end-markets, including:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use and disposal of produced water
•
Gas Utilities: gas utilities (storage and distribution of natural gas)
•
Downstream and Industrial: downstream and industrial including crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, LNG terminals and RNG facilities
•
Midstream: gathering and transmission infrastructure for processing and transmission of oil, gas or water

We offer a comprehensive portfolio of products, including an extensive array of PVF, gas products, valve automation, valve modification, gaskets, fasteners, electrical components, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, MRO consumables and a variety of both general and specialty products. Our team of approximately 5,200 employees support our customers through approximately 300 strategic locations including regional distribution centers, super centers, branches and corporate offices.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF, pumps, and fabricated equipment to upstream, gas utilities, downstream, energy transition and industrial and midstream markets customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for customer spending is influenced by numerous factors, including the following:

•
Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, extract, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels, RNG, offshore wind and hydrogen processing.
•
Gas Utility and Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for the Gas Utilities sector. Activity with customers in this sector is driven by upgrades and replacement of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this revenue from this sector tends to be more stable over time than our traditional oilfield-dependent businesses and fluctuates based on gas utility customer annual budgets, independently of commodity prices.
•
Economic Conditions. Changes in the general economy, political affairs, government policies or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary, thereby causing demand for the products we distribute to materially change.
•
Manufacturer and Distributor Inventory Levels of PVF, Pumps, Fabricated Equipment and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and often result in increased pricing, revenue and improved profitability.
•
Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times. These constraints can also present an opportunity, as our supply chain expertise allows us to meet customer expectations when the competition may not.

Recent Trends and Outlook

Recent geopolitical developments, including military conflict involving Iran, have contributed to increased volatility in global energy markets, financial markets and international supply chains. While the full impact of these conditions continues to evolve, management is actively monitoring potential effects on customer demand, costs, logistics and overall macroeconomic conditions. Oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. We expect this trend to continue.

The U.S. government has imposed tariffs on steel products, which were expanded throughout 2025. A significant portion of the products that we sell are made from steel. In addition, a portion of the products that we sell are sourced from China and India, including certain valve sub-assemblies and pump sub-components that are finished in the U.S. The tariffs on products from Canada and Mexico have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. Even so, a significant portion of our U.S. inventory and products are domestically made but some products, such as valves and pumps, often have a significant portion of non-U.S. components, and we do import some valves, pumps and other products. In many instances, we have successfully collaborated with our customers to implement tariff pass-throughs throughout 2025 and into 2026. However, in some instances, tariffs raised infrastructure costs for our customers, making projects less viable and resulting in delays or cancellations among certain downstream clients.

The U.S. Supreme Court has now invalidated the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs. The overall impact on tariffs is unknown at this time. The administration has already relied on other statutory authorities to maintain or adjust tariffs, and those sector-specific tariffs remain fully in effect. Notably, Section 232 tariffs on steel and aluminum remain in effect.

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

Upstream

The Upstream sector of our business includes the traditional exploration, production and extraction of oil and gas, as well as the use and disposal of produced water, and is the most cyclical of our markets. In the three months ended March 31, 2026, this sector represented 39% of our total Company revenue. The Upstream sector revenue increased 12% in the three months ended March 31, 2026 compared to the corresponding period of 2025. During the three months ended March 31, 2026, West Texas Intermediate (“WTI”) oil prices averaged $71.98 per barrel, up 0.2% from the corresponding period of 2025. Natural gas prices also drive customer activity and have experienced volatility but increased throughout 2025, driven by climate and seasonal weather patterns, increased LNG exports and lower storage levels.

Recent industry reports have projected flat to lower upstream customer spending levels in 2026, due to current supply and demand projections. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Despite this, we expect opportunities for revenue synergies from cross-selling products related to our acquisitions will support growth in this sector. We also expect incremental growth in water management and disposal solutions, supported by our Flex Flow and Trojan offerings, as customers seek to optimize operating costs and manage produced water volumes more effectively.

The majority of the revenue in this sector comes from large independents and major exploration and production companies, which are expected to strongly influence the increase in capital spending in the coming years for this sector.

Gas Utilities

The Gas Utilities sector contributed 23% of our total Company revenue in the three months ended March 31, 2026, and will represent a greater proportion of revenue in the future following the November 2025 acquisition of MRC Global. Market growth fundamentals of this sector are positive due to the demand for natural gas, distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2025, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) estimates approximately 33% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices, this sector is less volatile than the others.

Downstream and Industrial

Downstream and Industrial sector generated 20% of our total Company revenue in the three months ended March 31, 2026. We expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to maintenance, repair and operations (“MRO”) activities, project turnaround activity in refineries and chemical plants and new energy transition related projects. Additionally, we have expanded into new markets, including mining and data centers. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The outlook for energy transition projects within the Downstream and Industrial sector is supported by government incentives and policies. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. However, as U.S. government support is waning for these projects even while European government support continues, we are monitoring our customers' plans for, and the pace of development of, these projects.

Midstream

DNOW’s Midstream sector is primarily U.S. based and driven by the increased demand for pipelines and gathering systems. In the three months ended March 31, 2026, this sector represented 18% of our total Company revenue. The Midstream sector revenue increased 70% in the three months ended March 31, 2026 compared to the corresponding period of 2025. The outlook in 2026 is expected to have growth primarily driven by demand for natural gas infrastructure as LNG exports continue to rise and gas fired power generation increases for data centers. This market driver is anticipated to positively impact the Midstream sector, contributing to growth. The revenue profile for this sector tends to be volatile between quarters, as it can often be tied to large projects.

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

In some cases, the market drivers for the Midstream sector are also tied to the same drivers as the Upstream sector, but on a one to two quarter lag. To the extent completion activity and related production increase, this could also have the impact of improving our revenue opportunities in the Midstream sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefiting this sector's revenue. Following the acquisition of MRC Global, we have enhanced our capabilities in large-bore valves, larger outside diameter pipe, measurement and instrumentation and valve actuation and automation that are in demand when the Midstream sector expands. We believe the combined company is well positioned to capture midstream growth opportunities both domestically and internationally, supported by an expanded footprint and integrated solutions offering.

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

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2026 and 2025 and the fourth quarter of 2025 include the following:

			%		%
			1Q26 v		1Q26 v
	1Q26*	1Q25*	1Q25	4Q25*	4Q25
Active Rigs:
U.S.	548	588	(6.8%)	548	0.0%
Canada	201	216	(6.9%)	185	8.6%
International	1,083	1,097	(1.3%)	1,066	1.6%
Worldwide	1,832	1,901	(3.6%)	1,799	1.8%

WTI ($/bbl)	$71.98	$71.84	0.2%	$59.64	20.7%
Natural Gas Prices ($/MMBtu)	$4.79	$4.15	15.4%	$3.75	27.7%
Hot-Rolled Coil Prices (steel) ($/short ton)	$923.51	$753.21	22.6%	$828.78	11.4%
U.S. Wells Completed	2,885	2,879	0.2%	3,055	(5.6%)

* Monthly averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended March 31, 2026. During the third quarter of 2025, Baker Hughes’s methodology for calculating rig counts in the Kingdom of Saudi Arabia has been updated effective for periods beginning January 2024. As a result, previously reported international rig counts have been recast to conform to the updated methodology.

Industry Trends
Active Rig Counts and Oil Prices

2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
Average Number of Active Rigs
$90
$80
$70
$60
$50
$40
$30
$20
$10
$-
WTI ($/bbl)

	1Q24	2Q24	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25	1Q26
U.S.	623	603	586	586	588	571	540	548	548
Canada	209	137	209	195	216	129	177	185	201
International	1,185	1,179	1,151	1,131	1,097	1,078	1,080	1,066	1,083
Worldwide	2,017	1,919	1,946	1,912	1,901	1,778	1,797	1,799	1,832
WTI	$77.56	$81.71	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64	$71.98

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (“EIA”) (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count increased 1.8% (from 1,799 rigs to 1,832 rigs) and the U.S. remained flat (at 548 rigs) in the first quarter of 2026 compared to the fourth quarter of 2025. The average price per barrel of WTI Crude increased 20.7% (from $59.64 per barrel to $71.98 per barrel), and average natural gas prices increased 27.7% (from $3.75 per MMBtu to $4.79 per MMBtu) in the first quarter of 2026 compared to the fourth quarter of 2025. The average price per short ton of Hot-Rolled Coil increased 11.4% (from $828.78 per short ton to $923.51 per short ton) in the first quarter of 2026 compared to the fourth quarter of 2025. U.S. Wells Completed declined 5.6% (from 3,055 completion count to 2,885 completion count) in the first quarter of 2026 compared to the fourth quarter of 2025.

Longer Term Outlook

We play a vital role in supporting customers’ supply chains, providing essential products for energy and industrial markets, including infrastructure across upstream, gas utilities, midstream, downstream, energy transition and industrial sectors. Our business depends on both capital and maintenance spending by our customers. Global oil and gas consumption is rising due to population growth and expanding energy needs in emerging markets. The EIA projects world energy consumption to increase 34% between 2022 and 2050, with significant growth in renewables (118%), natural gas (29%) and hydrocarbon-based liquids (23%). U.S. oil production is expected to peak at 14 million barrels per day in 2028 and gradually decline, while natural gas production will grow, largely driven by LNG expansion and power generation. The gas utilities industry is expected to grow as aging distribution networks prompt replacement and modernization. PHMSA estimates that roughly 33% of gas distribution lines are over 40 years old or of unknown origin, driving ongoing maintenance. Housing market growth further increases demand for related infrastructure products. According to the EIA, the U.S. will remain a net exporter of petroleum products due to expanded terminal capacity, with strong markets for our goods and services. This projected increase in oil and gas to meet the rise in international energy demand continues to provide a robust market for our existing goods and services. We anticipate future growth from energy transition projects, as traditional energy customers shift capital to these areas. Our established relationships and experience position us well for this evolving market. The U.S. midstream sector is expanding, particularly in natural gas infrastructure to meet LNG export and power demands. Federal policies have accelerated project reviews and simplified processes for pipeline development. Globally, refining capacity—especially in Asia and the Middle East—is projected to outpace demand growth later in the decade; the U.S. market remains stable but faces planned capacity reductions. As refineries age or convert to renewable fuels, we supply critical infrastructure for continued operations and conversions. The U.S. chemicals market is expected to grow steadily, while short term cycles will exist, and remain globally competitive through 2040, due to feedstock cost advantage from shale gas and natural gas liquids (“NGLs”). The European market is transitioning toward specialty and sustainable chemicals with commodity chemicals declining. Demand for our products is shaped by operational budgets, capacity expansions, and compliance needs.

Results of Operations

The results of operations are presented before consideration of the noncontrolling interests. Our results of operations are as follows (in millions):

	Three months ended March 31,
	2026	2025
Revenue:
United States	$985	$474
Canada	51	62
International	147	63
Total revenue	$1,183	$599

Operating (loss) profit:
United States	$(54)	$21
Canada	1	4
International	3	4
Total operating (loss) profit	$(50)	$29

Other (expense) income	(10)	—
(Loss) income before income taxes	(60)	29
Income tax (benefit) provision	(16)	7
Net (loss) income	(44)	22
Net (loss) income attributable to noncontrolling interests	—	1
Net (loss) income attributable to DNOW Inc.	$(44)	$21

Gross Profit	$193	$138
Adjusted Gross Profit (1)	$256	$141
Adjusted EBITDA (1)	$39	$46
(1)
Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 24-25 herein.

Revenue. Our revenue was $1,183 million for the three months ended March 31, 2026, compared to $599 million for the corresponding period of 2025, an increase of $584 million or 97.5%.

U.S. Segment—Revenue was $985 million for the three months ended March 31, 2026, an increase of $511 million or 107.8% compared to the corresponding period of 2025. The increase was primarily driven by incremental revenue from the MRC Global acquisition completed in the fourth quarter of 2025.

Canada Segment—Revenue was $51 million for the three months ended March 31, 2026, a decrease of $11 million or 17.7% compared to the corresponding period of 2025. The decrease was primarily due to lower project-related activity.

Our Canadian revenue was approximately 4% of total revenue for the three months ended March 31, 2026, compared to 10% for the three months ended March 31, 2025. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the

U.S. dollar strengthens relative to the Canadian dollar. Our Canadian segment revenue was favorably impacted by approximately $2 million due to changes in foreign currency exchange rates over the prior year.

International Segment—Revenue was $147 million for the three months ended March 31, 2026, an increase of $84 million or 133.3% compared to the corresponding period of 2025. The increase was primarily due to the acquisition of MRC Global in the fourth quarter of 2025.

Our international revenue was approximately 13% of total revenue for the three months ended March 31, 2026, compared to 11% for the three months ended March 31, 2025. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Our international segment revenue was favorably impacted by approximately $3 million due to changes in foreign currency exchange rates over the prior year.

Gross Profit. Our gross profit was $193 million (16.3% of revenue) for the three months ended March 31, 2026, compared to $138 million (23.0% of revenue) for the three months ended March 31, 2025. The $55 million increase was primarily attributable to an increase in revenue due to the acquisition of MRC Global in November 2025. Compared to average cost, our LIFO inventory costing methodology increased cost of products by $16 million for the three months ended March 31, 2026, compared to a $1 million increase in cost of products for the three months ended March 31, 2025.

Adjusted Gross Profit. Adjusted Gross Profit increased to $256 million (21.6% of revenue) for the three months ended March 31, 2026 from $141 million (23.5% of revenue) for the three months ended March 31, 2025, an increase of $115 million. The increase was primarily driven by the U.S. and International segments, partially offset by the Canada segment. The reduced margin percentage is primarily driven by the impact of MRC Global contributions.

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

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Three months ended March 31,
	2026	As a % of revenue	2025	As a % of revenue
Gross profit, as reported	$193	16.3%	$138	23.0%
Amortization of intangibles	6		2
Increase in LIFO reserve	16		1
Inventory-related transaction charges	41		—
Adjusted Gross Profit	$256	21.6%	$141	23.5%

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $243 million for the three months ended March 31, 2026, compared to $109 million for the corresponding period of 2025, an increase of $134 million. The increase was primarily driven by incremental expenses from the MRC Global acquisition completed in the fourth quarter of 2025. SG&A expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate selling, general and administrative expenses.

Operating (loss) profit. Our operating loss was $50 million for the three months ended March 31, 2026, compared to an operating profit of $29 million for the corresponding period of 2025, a decrease of $79 million primarily due to inventory-related transaction charges, our LIFO inventory costing methodology, reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

U.S. Segment—Operating loss was $54 million for the three months ended March 31, 2026, a decrease of $75 million compared to the corresponding period of 2025. Operating profit decreased primarily due to inventory-related transaction charges, our LIFO inventory costing methodology and increases in incremental expenses associated with the MRC Global acquisition.

Canada Segment—Operating profit was $1 million for the three months ended March 31, 2026, a decrease of $3 million compared to the corresponding period of 2025. Operating profit decreased primarily due to the decline in revenue discussed above.

International Segment—Operating profit of $3 million for the three months ended March 31, 2026, a decrease of $1 million compared to the corresponding period of 2025.

Other (expense) income. Other expense was $10 million for the three months ended March 31, 2026 and was primarily attributable to interest expense on borrowings associated with the acquisition of MRC Global completed in the fourth quarter of 2025. Other (expense) income was nil for the corresponding period of 2025.

Income tax (benefit) provision. The effective tax rate for the three months ended March 31, 2026, was 26.7% compared to 24.1% for the corresponding period of 2025. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rate for the three months ended March 31, 2026, was higher than the effective tax rate for the three months ended March 31, 2025, primarily due to discrete tax benefits recognized in the quarter which increase the effective tax rate as a result of the loss before income taxes reported in the period.

Net (loss) income attributable to DNOW Inc. Our net loss attributable to DNOW Inc. was $44 million for the three months ended March 31, 2026, compared to net income attributable to DNOW Inc. of $21 million for the three months ended March 31, 2025, a decrease of $65 million due to inventory-related transaction charges, our LIFO inventory costing methodology, reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $39 million (3.3% of revenue) for the three months ended March 31, 2026, compared to $46 million (7.7% of revenue) for the three months ended March 31, 2025. Our Adjusted EBITDA decreased $7 million over the period primarily due to reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

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

We believe Adjusted EBITDA provides investors with a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted EBITDA internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s ongoing operating performance. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. We believe that net (loss) income attributable to DNOW Inc. is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted EBITDA.

The following table reconciles net (loss) income attributable to DNOW Inc., as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Three months ended March 31,
	2026	As a % of revenue	2025	As a % of revenue
Net (loss) income attributable to DNOW Inc.	$(44)	(3.7)%	$21	3.5%
Net income attributable to noncontrolling interests	—		1
Interest expense (income), net	8		(1)
Income tax (benefit) provision	(16)		7
Depreciation and amortization	23		11
Stock-based compensation (1)	4		3
Increase in LIFO reserve	16		1
Transaction-related charges (2)	5		2
Inventory-related transaction charges (3)	41		—
Restructuring and exit costs (2)	—		1
Other (4)	2		—
Adjusted EBITDA	$39	3.3%	$46	7.7%
(1)
For the three months ended March 31, 2026 and 2025, stock-based compensation excludes $1 million and less than $1 million, respectively, as such amounts were reported in transaction-related charges.
(2)
Transaction-related charges and restructuring and exit costs are included in selling, general and administrative expenses.
(3)
Inventory-related transaction charges are included in cost of products. For the three months ended March 31, 2026, inventory-related transaction charges included $41 million of charges related to inventory step-up.
(4)
For the three months ended March 31, 2026, other costs included $2 million related to foreign currency losses.

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

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $116 million and $164 million, respectively. As of March 31, 2026, $108 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first three months of 2026, we repatriated $31 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes (withholding and/or state taxes), offset by any available foreign tax credits.

We maintain an $850 million five-year senior secured revolving credit facility that will mature on November 6, 2030. Availability under the revolving credit facility is limited to the lesser of the commitments and a borrowing base comprised of eligible account receivables, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. As of March 31, 2026, we had $571 million borrowings against our revolving credit facility and had approximately $263 million in availability (as defined in the Credit Agreement). The credit facility includes a springing financial covenant that requires us to maintain, during any period when availability falls below specified thresholds, a minimum fixed charge coverage ratio (as defined in the Credit Agreement). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of March 31, 2026, we were in compliance with all covenants. We continuously monitor compliance with our debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

In connection with acquisitions in 2024, 2025 and 2026, the Company is committed to total future retention payments of up to $11 million payable in 2027, 2028 and 2029. Payments are due to various employees if non-financial post combination service conditions are met pursuant to the terms and conditions of the retention agreements.

Cash Flows

The following table summarizes our net cash flows (used in) provided by operating activities, investing activities and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(95)	$(16)
Net cash used in investing activities	(53)	(5)
Net cash provided by (used in) financing activities	101	(17)

For the three months ended March 31, 2026, net cash used in operating activities was $95 million compared to $16 million net cash used in operating activities in the corresponding period of 2025. For the three months ended March 31, 2026, net cash used in operating activities was primarily driven by a net decrease of $115 million in working capital in 2026. The decrease in working capital primarily related to a decrease in accrued liabilities for severance and legal and professional fees associated with the acquisition of MRC Global, along with increases in accounts receivable and inventory and a reduction in income taxes payable. For the three months ended March 31, 2025, net cash used in operating activities was primarily driven by a net decrease of $65 million in working capital in 2025. The decrease in working capital primarily related to a proactive investment of $32 million in inventory to support customer demand, coupled with $52 million growth in accounts receivable due to revenue growth and timing of collections.

For the three months ended March 31, 2026, net cash used in investing activities was $53 million compared to $5 million net cash used in investing activities in the corresponding period of 2025. For the three months ended March 31, 2026, net cash used in investing activities was primarily related to business acquisitions of $46 million and purchases of property, plant and equipment of $8 million. Net cash used in investing activities in the corresponding period of 2025 was primarily related to purchases of property, plant and equipment of $6 million.

For the three months ended March 31, 2026, net cash provided by financing activities was $101 million compared to $17 million net cash used in financing activities in the corresponding period of 2025. For the three months ended March 31, 2026, net cash provided by financing activities primarily related to net borrowings under the revolving credit facility of $160 million, partially offset by share repurchases of $50 million and shares withheld for taxes for employee awards of $5 million. Net cash used in financing activities in the corresponding period of 2025 was primarily related to share repurchases of $8 million and shares withheld for taxes for employee awards of $7 million.

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

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the three months ended March 31, 2026, we repurchased 4,201,928 shares of our common stock for a total of approximately $50 million. As of March 31, 2026, we had approximately $73 million remaining under the program’s authorization.

Critical Accounting Estimates

For a discussion of the critical accounting estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Since the filing of our Form 10-K, there have been no material changes in our critical accounting estimates from those disclosed therein. In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments that are most critical in nature, which are related to allowance for credit losses, inventory reserves, goodwill, purchase price allocation of acquisitions and income taxes. Its estimates are based on historical experience and on its future expectations that the Company believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates, and those differences may be material.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 17% of our net sales for the three months ended March 31, 2026, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2026, our most significant foreign currency exposure was to the Canadian dollar, followed by the Norwegian kroner.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the three months ended March 31, 2026, we reported a net foreign currency translation loss of less than $1 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net (loss) income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other (expense) income. For the three months ended March 31, 2026 and 2025, we reported foreign currency transaction losses of $2 million and nil, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first three months of 2026 compared to the average for the corresponding period of 2025 increased by approximately 11% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, Norwegian kroner and Euro each increased in relation to the U.S. dollar by approximately 5%, 14% and 11%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first three months of 2026 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in approximately $1 million change in net (loss) income for the same period.

Interest Rate Risk

As of March 31, 2026, all borrowings outstanding under our senior secured revolving credit facility bore interest at floating rates. Borrowings under this facility may be made as either base rate loans or non-base rate loans, each of which accrues interest based on a benchmark rate plus an applicable margin. The applicable margin varies based on our Fixed Charge Coverage Ratio, ranging from 0.25% to 0.75% for base rate loans and 1.25% to 1.75% for non-base rate loans.

The revolving credit facility includes rate structures tied to prevailing market indices such as U.S. base rates and non-base rate (e.g., SOFR-based) reference rates. Because interest rates applicable to our borrowings fluctuate with changes in these benchmark rates, our interest expense is sensitive to short-term rate movements.

Based on the amounts outstanding under our revolving credit facility as of March 31, 2026, a 1% increase in the underlying benchmark rate would result in an increase in our interest expense for the first three months of 2026 of approximately $1 million, assuming borrowing levels remained constant for an entire period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been subject to various claims and involved in legal proceedings incidental to the nature of its businesses. The Company maintains insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in the Company's opinion, there are no pending legal proceedings that are likely to have a material effect on the Company's business, financial condition, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on the Company's results of operations in the period of resolution.

Also, from time to time, in the ordinary course of the Company's business, its customers may claim that the products that the Company distributes are either defective or require repair or replacement under warranties that either the Company or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to the Company's normal business. The Company's purchase orders with its suppliers generally require the manufacturer to indemnify the Company against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, the Company could be required to repair or replace the products for the benefit of its customer and seek recovery from the manufacturer for the Company's expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

For information regarding asbestos cases in which the Company is a defendant and other claims and proceedings, see Note 12 “Commitments and Contingencies” to the Company's unaudited condensed consolidated financial statements for additional information.

Item 1A. Risk Factors

The Company and its operations are affected by risks specific to the Company as well as factors that affect all businesses operating in a global market. The significant factors known to the Company that could materially adversely affect its business, financial condition or operating results are contained in Part 1, Item 1A “Risk Factors” in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced program (3)	Approximate dollar value of shares that may yet be purchased under the program (2)(3) (in millions)
January 1 - 31, 2026	25,308	$13.56	21,124	$123
February 1 - 28, 2026	770,812	$12.99	406,245	$118
March 1 - 31, 2026	3,790,023	$11.89	3,774,559	$73
Total	4,586,143	$12.09	4,201,928

(1)
384,215 shares purchased during the three months ended March 31, 2026, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(2)
Excludes 1% excise tax on share repurchases under the publicly announced program.
(3)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The program has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of June 26, 2025, by and among DNOW Inc., MRC Global Inc., Buck Merger Sub, Inc. and Stag Merger Sub, LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 26, 2025)

3.1	DNOW Inc. Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 9, 2024)
3.2	DNOW Inc. Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 9, 2024)
10.1	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 30, 2014)
10.2	NOW Inc. 2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to our Amendment No.1 to Form 10, as amended, Registration Statement filed on April 8, 2014)
10.3	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.4	Form of Restricted Stock Award Agreement (3 year cliff vest) (Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.5	Form of Performance Award Agreement (Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on May 7, 2015)
10.6	Form of Amendment to Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on November 2, 2016)
10.7	Employment Agreement between DNOW Inc. and Chief Accounting Officer Gillian Anderson (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2025)
10.8	Employment Agreement between NOW Inc. and Chief Executive Officer David Cherechinsky (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2020)
10.9	Employment Agreement between NOW Inc. and Chief Financial Officer Mark Johnson (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2020)
10.10

Amended and Restated Credit Agreement, dated as of November 6, 2025, by and among DNOW Inc., DNOW L.P., MRC Global (US) Inc., Wells Fargo Bank, National Association and the lenders and other parties thereto (Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K filed on November 6, 2025)

10.11

Second Amendment to US Guaranty and Security Agreement and Joinder Agreement, dated as of November 6, 2025, among DNOW Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swing lender (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2026)

10.12	DNOW Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form S-8 Registration Statement filed on May 24, 2024)
10.13*	Form of Restricted Stock Award Agreement under the 2024 Omnibus Incentive Plan
10.14*	Form of Performance Award Agreement under the 2024 Omnibus Incentive Plan
31.1*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026

DNOW INC.

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer