Form 10-Q
period 2026-06-30
DNOW Inc.
filed 2026-08-06
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 29, 2026, the registrant had 180,785,891 shares of common stock (excluding 2,537,078 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114	$164
Receivables, net	889	874
Inventories, net	1,062	1,192
Prepaid and other current assets	52	48
Total current assets	2,117	2,278
Property, plant and equipment, net	257	264
Operating right-of-use assets	148	160
Deferred income tax assets	10	11
Goodwill	700	617
Intangibles, net	556	565
Other assets	28	29
Total assets	$3,816	$3,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$711	$653
Accrued liabilities	262	300
Other current liabilities	18	21
Total current liabilities	991	974
Long-term debt	474	411
Long-term operating lease liabilities	109	129
Deferred income tax liabilities	74	99
Other long-term liabilities	70	73
Total liabilities	1,718	1,686
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - par value $0.01; 330 million shares authorized; 180,910,798 and 186,125,254 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	3,123	3,193
Accumulated deficit	(901)	(836)
Accumulated other comprehensive loss	(131)	(126)
DNOW Inc. stockholders' equity	2,093	2,233
Noncontrolling interests	5	5
Total stockholders' equity	2,098	2,238
Total liabilities and stockholders' equity	$3,816	$3,924

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$1,307	$628	$2,490	$1,227
Cost of products	1,064	499	2,054	960
Gross profit	243	129	436	267
Selling, general and administrative expenses	238	112	481	221
Impairment and other charges	4	—	4	—
Operating profit (loss)	1	17	(49)	46
Other (expense) income, net	(10)	—	(20)	—
(Loss) income before income taxes	(9)	17	(69)	46
Income tax provision (benefit)	12	3	(4)	10
Net (loss) income	(21)	14	(65)	36
Net (loss) income attributable to noncontrolling interests	—	—	—	1
Net (loss) income attributable to DNOW Inc.	$(21)	$14	$(65)	$35

(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.11)	$0.13	$(0.35)	$0.32
Diluted	$(0.11)	$0.13	$(0.35)	$0.32
Weighted-average common shares outstanding, basic	182	105	184	106
Weighted-average common shares outstanding, diluted	182	106	184	106

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(21)	$14	$(65)	$36
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(5)	8	(5)	11
Comprehensive (loss) income	(26)	22	(70)	47
Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive (loss) income attributable to DNOW Inc.	$(26)	$22	$(70)	$46

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(65)	$36
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	46	21
Increase in LIFO reserve	35	16
Provision for inventory	12	1
Impairment and other charges	4	—
Stock-based compensation	10	8
Deferred income taxes	(16)	7
Operating lease expense	36	9
Other, net	7	1
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(30)	(45)
Inventories	30	(28)
Prepaid and other current assets	(4)	10
Accounts payable	56	12
Accrued liabilities and other, net	(83)	(19)
Net cash provided by operating activities	38	29
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(46)	(8)
Purchases of property, plant and equipment	(17)	(10)
Other, net	2	2
Net cash used in investing activities	(61)	(16)
Cash flows from financing activities:
Borrowings under the revolving credit facility	412	—
Repayments under the revolving credit facility	(349)	—
Repurchases of common stock	(75)	(27)
Shares withheld for taxes	(5)	(8)
Other, net	(7)	(5)
Net cash used in financing activities	(24)	(40)
Effect of exchange rates on cash and cash equivalents	(3)	3
Net change in cash and cash equivalents	(50)	(24)
Cash and cash equivalents, beginning of period	164	256
Cash and cash equivalents, end of period	$114	$232
Supplemental disclosures of cash flow information:
Income taxes paid, net	$11	$4
Interest paid	14	—
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$8	$1
Acquisition measurement period adjustment	8	—

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Equity
December 31, 2024	106	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net income	—	—	—	21	—	—	1	22
Common stock repurchased	—	—	—	—	—	(8)	—	(8)
Common stock retired	—	—	(5)	—	—	5	—	—
Stock-based compensation	—	—	4	—	—	—	—	4
Exercise of stock options	—	—	1	—	—	—	—	1
Shares withheld for taxes	—	—	(7)	—	—	—	—	(7)
Other comprehensive income	—	—	—	—	3	—	—	3
March 31, 2025	106	$1	$2,016	$(726)	$(150)	$(3)	$5	$1,143
Net income	—	—	—	14	—	—	—	14
Common stock repurchased	—	—	—	—	—	(19)	—	(19)
Common stock retired	(1)	—	(22)	—	—	22	—	—
Stock-based compensation	—	—	4	—	—	—	—	4
Exercise of stock options	—	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	—	8	—	—	8
June 30, 2025	105	$1	$1,997	$(712)	$(142)	$—	$5	$1,149

December 31, 2025	186	$2	$3,193	$(836)	$(126)	$—	$5	$2,238
Net loss	—	—	—	(44)	—	—	—	(44)
Common stock repurchased	—	—	—	—	—	(51)	—	(51)
Common stock retired	(4)	—	(51)	—	—	51	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
March 31, 2026	183	$2	$3,142	$(880)	$(126)	$—	$5	$2,143
Net loss	—	—	—	(21)	—	—	—	(21)
Common stock repurchased	—	—	—	—	—	(24)	—	(24)
Common stock retired	(2)	—	(24)	—	—	24	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
June 30, 2026	181	$2	$3,123	$(901)	$(131)	$—	$5	$2,098

See notes to unaudited consolidated financial statements.

DNOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc. (“DNOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW and MRC Global brands along with several affiliated and acquired brands operating in local, regional or international markets. DNOW is a leading distributor of pipe, valves, fittings (“PVF”), gas products, pumps and fabricated process and production equipment through its approximately 300 locations in the United States (“U.S.”), Canada and select international locations which are geographically positioned to serve the energy and industrial markets.

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

The Company provides products to customers to build and maintain essential infrastructure and operating equipment across the upstream, gas utilities, downstream and industrial and midstream markets as well as supply chain solutions, technical product expertise and a digital platform to customers globally through our leading position across diversified end-markets including the following sectors:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use, transfer and disposal of produced water
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

The Company offers comprehensive products and solutions offerings, including an extensive array of PVF, gas products, pumps, fabricated equipment, valve automation, valve modification, gaskets, fasteners, electrical components, measurement, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, maintenance, repair and operations (“MRO”) consumables and other general and specialty products from its global network of suppliers. Additionally, through the Company’s DigitalNOW® and MRCGO™ e-commerce platforms, customers can leverage technology across business applications to source products and solve complex operational and product sourcing challenges.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Article 10 of the Securities and Exchange Commission (“SEC”) Regulation S-X. All intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net (loss) income reflected as noncontrolling interests in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

In the fourth quarter of 2025, DNOW changed its inventory valuation method for U.S. inventories from the moving average cost method to the Last-In, First-Out (“LIFO”) method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. For the three and six months ended June 30, 2025, this change resulted in an increase of $15 million and $16 million in cost of products, respectively, and a decrease of $11 million and $12 million in net income attributable to DNOW Inc., respectively. Refer to Note 1 “Organization and Basis of Presentation” of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information related to the change in accounting principle.

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

In the second quarter of 2026, the Company recorded a $4 million impairment charge related to the operating ROU asset associated with a corporate office lease in Houston, Texas. The impairment resulted from the Company’s decision to permanently vacate the leased premises. The charge is included in impairment and other charges on the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Recently Issued Accounting Standards

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the provisions of ASU 2025-11 on its consolidated financial statements and its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs by removing the previous “development stage” model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs will begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. This update will be effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual period. The Company is currently assessing the impact of the provisions of ASU 2025-06 on its consolidated financial statements and its disclosures.

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

2. Revenue

Substantially all of the Company's revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, delivered or picked up by the customer. The Company does not grant extended payment terms. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to proper government authorities. Shipping and handling costs for product shipments are recorded in cost of products.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Amounts received for orders in advance of the customer obtaining control are deferred and revenue is not recognized until the performance obligations are satisfied. In some cases, particularly with third-party pipe shipments, the Company considers shipping and handling costs to be separate performance obligations, and as such, the Company records the revenue and cost of products when the performance obligation is fulfilled. While a small proportion of the Company's sales, the Company occasionally recognizes revenue under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer provided that the reason for the bill and hold arrangement is substantive, the product is separately identified as belonging to the customer, ready for physical transfer and unavailable to be used or directed to another customer.

The Company leases operating equipment to customers through operating and sales-type leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. For the three months ended June 30, 2026 and 2025, rental revenue totaled $22 million and $25 million, respectively, and $45 million and $48 million for the six months ended June 30, 2026 and 2025, respectively, reflecting amounts earned under the Company’s lease agreements during the periods.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders for which work has not been performed on contracts with an original expected duration of more than one year. The Company's contracts are predominantly short term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging and the related historical loss experience. In accordance with ASU 2025-05, the Company assumes that current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses on current trade receivables and contract assets. Judgments in the estimate of allowance for credit losses include global economic and business conditions, oil and gas industry and market conditions, customers' financial conditions and accounts receivable past due. As of June 30, 2026 and December 31, 2025, the allowance for credit losses totaled $20 million and $14 million, respectively. For the three months ended June 30, 2026 and 2025, the provision for credit losses totaled $2 million and less than $1 million, respectively, and $7 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.

Contract Balances

Contract assets consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations as well as amounts recognized in situations where invoicing is delayed until customer-specific documentation requirements are met. Contract assets are considered accounts receivable for which only the passage of time is required before payment is due. As of June 30, 2026 and December 31, 2025, contract assets were $25 million and $55 million, respectively, and were included in receivables, net in the consolidated balance sheets. For the six months ended June 30, 2026, the decrease in contract assets was primarily attributable to a reduction in orders awaiting customer-specific documentation required prior to invoicing in the Company’s U.S. and International segments. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of the Company satisfying its contractually agreed performance obligations, including refundable amounts and other accrued customer liabilities. Revenue recognition is deferred to a future period until those performance obligations are satisfied. As of June 30, 2026 and December 31, 2025, contract liabilities were $73 million and $50 million, respectively, and were included in accrued liabilities on the consolidated balance sheets. For the six months ended June 30, 2026, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $35 million, partially offset by recognizing revenue of approximately $12 million that was deferred as of December 31, 2025.

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

The following table presents our revenue disaggregated by revenue source (in millions):

	United States	Canada	International	Total
Three months ended June 30, 2026
Upstream	$395	$36	$77	$508
Gas Utilities	309	1	—	310
Downstream and Industrial	146	5	66	217
Midstream	259	5	8	272
Total revenues	$1,109	$47	$151	$1,307

Six months ended June 30, 2026
Upstream	$753	$77	$146	$976
Gas Utilities	578	1	—	579
Downstream and Industrial	304	11	135	450
Midstream	459	9	17	485
Total revenues	$2,094	$98	$298	$2,490

Three months ended June 30, 2025
Upstream	$331	$37	$44	$412
Gas Utilities	11	1	—	12
Downstream and Industrial	33	5	7	45
Midstream	153	5	1	159
Total revenues	$528	$48	$52	$628

Six months ended June 30, 2025
Upstream	$643	$90	$98	$831
Gas Utilities	19	1	—	20
Downstream and Industrial	67	9	16	92
Midstream	273	10	1	284
Total revenues	$1,002	$110	$115	$1,227

3. Inventories, net

The Company uses the LIFO method of valuation for U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). An actual valuation of inventory under the LIFO method is performed at the end of each year based on the inventory levels and costs at that time. Accordingly, the Company bases interim LIFO calculations using current month end perpetual inventory balances, except in those instances where better information regarding projected year-end balances is available.

Inventories consist primarily of (in millions):

	June 30, 2026	December 31, 2025
U.S. inventory at average cost	$985	$1,078
Outside U.S. inventory at average cost	157	154
Total inventories	1,142	1,232
Less: Excess of average cost over LIFO cost (LIFO reserve)	(62)	(27)
Less: Other inventory reserves	(18)	(13)
Inventories, net	$1,062	$1,192

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2026	December 31, 2025
Compensation and other related expenses	$74	$118
Contract liabilities	73	50
Taxes (non-income)	29	32
Current portion of operating lease liabilities	48	45
Accrued selling, general and administrative expenses	18	36
Other	20	19
Accrued liabilities	$262	$300

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

Borrowings under the Amended Credit Facility bear an interest rate at the Company’s option, (i) for borrowings denominated in U.S. dollars, at (a) the base rate plus the applicable margin or (b) the term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period, plus the applicable margin and (ii) for borrowings denominated in Canadian dollars, at (a) the base rate plus the applicable margin or (b) the adjusted term Canadian Overnight Repo Rate Average (“CORRA”) plus the applicable margin. In each case, the applicable margin is based on the Company’s fixed charge coverage ratio. The Amended Credit Facility includes a commitment fee of 25 basis points on the unused portion of commitments. Commitment fees incurred during the periods were included in other (expense) income in the consolidated statements of operations.

Availability under the Amended Credit Facility is limited to the lesser of the commitments and a borrowing base comprised of eligible accounts receivable, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. The Amended Credit Facility provides for an $850 million global revolving credit facility, of which up to $75 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $500 million. The Amended Credit Facility also provides a letter of credit sub-facility of $50 million. As of June 30, 2026 and December 31, 2025, the Company had $474 million and $411 million, respectively, borrowed against the Amended Credit Facility and approximately $358 million in availability (as defined in the Amended Credit Facility) as of June 30, 2026. The interest rate was approximately 5.5% and 5.0% at June 30, 2026 and December 31, 2025, respectively. The Company is not obligated to pay back the principal of borrowings until the maturity date of the Amended Credit Facility, except for mandatory prepayments that may be required under certain conditions set forth in the Amended Credit Facility. The fair value of the Amended Credit Facility approximates its carrying value since borrowings under the Amended Credit Facility bear interest at variable rates, which are tied to current market rates.

The Company issued $15 million in letters of credit under the Amended Credit Facility.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized 20 million shares of undesignated preferred stock. The Board of Directors has the authority to issue shares of the preferred stock. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

On November 6, 2025, the Company issued 82 million shares of common stock to former shareholders of MRC Global in connection with the closing of its acquisition of MRC Global.

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for both the six months ended June 30, 2026 and 2025.

Information regarding the shares repurchased is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total cost of shares repurchased (1) (in millions)	$25	$19	$75	$27
Average price per share (1)	$13.46	$15.14	$12.39	$15.66
Number of shares repurchased	1,855,844	1,267,429	6,057,772	1,711,235
(1)
Excludes 1% excise tax on share repurchases.

Consolidated Variable Interest Entities (“VIE”)

The Company conducts certain operations through contractual arrangements with certain entities that are considered VIEs. The Company is the primary beneficiary and consolidates the VIEs as it has the power to direct the activities that most significantly affect the VIEs’ economic performance and has the obligation to absorb the VIEs’ losses or the right to receive benefits. For the three and six months ended June 30, 2026, net loss attributable to noncontrolling interests was less than $1 million for each period, and for the three and six months ended June 30, 2025, net income attributable to noncontrolling interests was approximately nil and $1 million, respectively.

The assets of the VIEs can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of June 30, 2026 and December 31, 2025, the VIEs’ assets were primarily current assets of $25 million and $24 million, respectively, including cash and cash equivalents, receivables, net and prepaid and other current assets. As of June 30, 2026 and December 31, 2025, the VIEs’ liabilities were primarily comprised of current liabilities of $11 million and $8 million, respectively, including accounts payable and accrued liabilities.

7. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Six months ended June 30,
	2026	2025
Beginning balance	$(126)	$(153)
Net current-period other comprehensive (loss) income, net of tax	(5)	11
Ending balance	$(131)	$(142)

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

The following table presents results of operations of the Company’s reportable segments (in millions):

	United States	Canada	International	Total
Three months ended June 30, 2026
Revenue	$1,109	$47	$151	$1,307
Cost of products	916	36	112	1,064
Gross Profit	193	11	39	243
Selling, general and administrative expenses	197	10	31	238
Impairment and other charges	4	—	—	4
Operating (loss) profit	$(8)	$1	$8	1
Other expense				(10)
Loss before income taxes				$(9)

Six months ended June 30, 2026
Revenue	$2,094	$98	$298	$2,490
Cost of products	1,755	75	224	2,054
Gross Profit	339	23	74	436
Selling, general and administrative expenses	397	21	63	481
Impairment and other charges	4	—	—	4
Operating (loss) profit	$(62)	$2	$11	(49)
Other expense				(20)
Loss before income taxes				$(69)

Three months ended June 30, 2025
Revenue	$528	$48	$52	$628
Cost of products	422	36	41	499
Gross Profit	106	12	11	129
Selling, general and administrative expenses	91	12	9	112
Operating profit	$15	$—	$2	17
Other income				—
Income before income taxes				$17

Six months ended June 30, 2025
Revenue	$1,002	$110	$115	$1,227
Cost of products	786	82	92	960
Gross Profit	216	28	23	267
Selling, general and administrative expenses	180	24	17	221
Operating profit	$36	$4	$6	46
Other income				—
Income before income taxes				$46

The following table presents depreciation and amortization of the Company’s reportable segments (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
United States	$22	$10	$44	$20
Canada	1	—	1	1
International	—	—	1	—
Total	$23	$10	$46	$21

The following table presents property, plant and equipment, net and total assets of the Company’s reportable segments (in millions):

	June 30, 2026	December 31, 2025
Property, plant and equipment, net
United States	$233	$237
Canada	8	10
International	16	17
Total	$257	$264

Total assets
United States	$3,207	$3,222
Canada	130	166
International	479	536
Total	$3,816	$3,924

9. Income Taxes

The effective tax rates for the three and six months ended June 30, 2026 was (133.3)% and 5.8%, respectively, compared to 17.6% and 21.7%, respectively, for the corresponding periods of 2025. In general, the Company's effective tax rates differ from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rates for the three and six months ended June 30, 2026 were impacted by changes in forecasted annual earnings and the geographic mix of those earnings, which resulted in a change in the estimated annual effective tax rate from the estimate used during the first quarter of 2026. The revised estimated annual effective tax rate contributed to income tax expense during the second quarter of 2026 despite a pretax loss for the quarter, resulting in a negative effective tax rate for the three months ended June 30, 2026.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2021 and outside the U.S. for the tax years ending after 2019 and in limited circumstances earlier years due to ongoing examinations by taxing authorities.

10. Earnings Per Share

Unvested restricted stock awards, unvested restricted units, unvested performance stock awards and unexercised stock options are excluded from the computation of diluted earnings per share when the Company recognizes a net loss for the applicable period or due to their anti-dilutive effect. For the three and six months ended June 30, 2026, approximately 5 million of potentially dilutive shares were excluded from the calculation of diluted earnings per share for each period. For three and six months ended June 30, 2025, less than 1 million potentially dilutive shares were excluded for each period.

Basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to DNOW Inc.	$(21)	$14	$(65)	$35
Less: net income (loss) attributable to participating securities	—	(1)	—	(1)
Net (loss) income attributable to DNOW Inc. stockholders	$(21)	$13	$(65)	$34
Denominator:
Weighted average basic common shares outstanding	182,476,733	105,457,557	184,012,539	105,715,550
Effect of dilutive securities	—	543,742	—	655,661
Weighted average diluted common shares outstanding	182,476,733	106,001,299	184,012,539	106,371,211
(Loss) earnings per share attributable to DNOW Inc. stockholders:
Basic	$(0.11)	$0.13	$(0.35)	$0.32
Diluted	$(0.11)	$0.13	$(0.35)	$0.32

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

For the six months ended June 30, 2026, the Company granted 1,232,684 shares of RSAs with a weighted average fair value of $11.96 per share and 109,741 shares of RSUs with a weighted average fair value of $11.85 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 823,840 shares. PSAs of 67,296 and 159,822 were issued during the six months ended June 30, 2026 and 2025, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2023 and 2022, respectively. The RSAs and RSUs vest on the first, third and fifth anniversaries of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and six months ended June 30, 2026 totaled $5 million and $10 million, respectively, compared to $4 million and $8 million, respectively, for the corresponding periods of 2025.

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

Legal Claims and Matters

Asbestos Claims. The Company is one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of June 30, 2026, the Company is a named defendant in approximately 444 lawsuits involving approximately 497 claims. No asbestos lawsuit has resulted in a judgment against the Company to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, the Company has recorded a liability for its estimate of the most likely settlement of asserted claims and a related receivable from insurers for its estimated recovery, to the extent the Company believes that the amounts of recovery are probable.

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

Unclaimed Property Audit. The Company is subject to state laws relating to abandoned and unclaimed property, and states routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit. The timing and outcome of the multi-state unclaimed property audit cannot be predicted. The Company has reserved all of its rights, claims, and defenses. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which those laws are interpreted or applied, states may determine that they are entitled to the Company's remittance of unclaimed or abandoned property and further may seek to impose other costs, including penalties and interest. The Company intends to vigorously contest this matter; however, an adverse decision in this matter could have an adverse impact on the Company, its financial condition, results of operations and cash flows.

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

Letters of Credit

The Company maintains credit arrangements with several banks providing standby letters of credit, including bid and performance bonds, and other bonding requirements. As of June 30, 2026, the Company was contingently liable for approximately $25 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

13. Acquisitions

2026 Acquisition

For the six months ended June 30, 2026, the Company completed an acquisition of Edge Controls (“Edge”) for a purchase price consideration of approximately $46 million, net of cash acquired. Edge is a leading provider of automation & controls, SCADA, pump, motor and drive products and services and expands the Company's product range and enhances the Company’s automation capabilities and ability to deliver higher-value, integrated solutions to the Company's customers. The Company has included the financial results of Edge in its consolidated financial statements from the date of the acquisition.

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

For the six months ended June 30, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a decrease of $4 million to working capital and an increase of $4 million to goodwill.

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

The following table summarizes the purchase price allocation detail as of the acquisition date and measurement period adjustments related to conditions that existed as of the acquisition date recognized during the six months ended June 30, 2026 (in millions):

	As initially reported	Measurement period adjustments	June 30, 2026 (as adjusted)
Equity consideration for the conversion of MRC Global common stock outstanding	$1,185	$—	$1,185
Fair value of replacement MRC Global RSUs and MRC Global PSUs attributable to the purchase price	12	—	12
Repayment of certain existing indebtedness of MRC Global	643	—	643
Purchase price consideration	$1,840	$—	$1,840

Fair value of net assets acquired:
Cash and cash equivalents	$77	$—	$77
Receivables, net	514	(19)	495
Inventories, net	971	(53)	918
Prepaid and other current assets	36	—	36
Property, plant and equipment, net	123	1	124
Operating right-of-use assets	126	2	128
Other assets	13	—	13
Trade names (1)	230	—	230
Customer relationships (2)	280	—	280
Accounts payable	(383)	(1)	(384)
Accrued liabilities	(166)	1	(165)
Other current liabilities	(2)	—	(2)
Long-term operating lease liabilities	(108)	8	(100)
Deferred income tax liabilities	(193)	8	(185)
Other long-term liabilities	(59)	—	(59)
Noncontrolling interests	(2)	—	(2)
Accumulated other comprehensive loss	—	1	1
Total fair value of net assets acquired	1,457	(52)	1,405
Goodwill (3)	$383	$52	$435
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

Singapore Acquisition. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $3 million and intangible assets of $2 million in the International segment. The goodwill recognized is primarily attributable to expected synergies and is not deductible for income tax purposes. For the six months ended June 30, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a decrease of less than $1 million to working capital and to goodwill.

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

Company Overview

DNOW is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW and MRC Global brands along with several affiliated and acquired brands operating in local, regional or international markets.

On June 26, 2025, DNOW entered into the Merger Agreement with MRC Global in an all-stock transaction, inclusive of MRC Global's debt. On November 6, 2025, DNOW completed its acquisition of MRC Global.

We are a premier provider of energy and industrial solutions with a legacy of over 160 years as a leading distributor of PVF, gas products, pumps and fabricated process and production equipment and a wide range of MRO consumables and related products. We operate across diversified sectors of the energy value chain and industrial end-markets, including:

•
Upstream: exploration, production and extraction of oil and gas, as well as the use, transfer and disposal of produced water
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

Our comprehensive products and solutions offerings includes an extensive array of PVF, gas products, pumps, fabricated equipment, valve automation, valve modification, gaskets, fasteners, electrical components, measurement, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, MRO consumables and other general and specialty products. Our team of approximately 5,100 employees support our customers through approximately 300 strategic locations including regional distribution centers, super centers, branches and corporate offices.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF, pumps, and fabricated equipment to upstream, gas utilities, downstream, energy transition and industrial and midstream markets customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for customer spending is influenced by numerous factors, including the following:

•
Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, extract, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and natural gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as some of these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization, sequestration and storage, biofuels, RNG, offshore wind and hydrogen processing.
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

Recent Trends and Outlook

Recent geopolitical developments, including military conflict involving Iran, have contributed to increased volatility in global energy markets, financial markets and international supply chains. While the full impact of these conditions continues to evolve, management is actively monitoring potential effects on customer demand, costs, logistics and overall macroeconomic conditions. The majority of our publicly traded oil and gas producer customers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. We expect this trend to continue.

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

The U.S. Supreme Court has invalidated the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs. The overall impact on IEEPA tariffs had been limited, as the administration quickly enacted or announced other statutory authorities to maintain or adjust tariffs. Besides the Section 232 tariffs on steel and aluminum noted above, Section 122 and 301 tariffs, along with pointed anti-dumping and countervailing duties, have been imposed to varying degrees.

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

Upstream

The Upstream sector of our business includes the traditional exploration, production and extraction of oil and gas, as well as the use, transfer and disposal of produced water, and is the most cyclical of our markets. In the six months ended June 30, 2026, this sector represented 39% of our total Company revenue. The Upstream sector revenue increased 17% in the six months ended June 30, 2026 compared to the corresponding period of 2025. During the six months ended June 30, 2026, West Texas Intermediate (“WTI”) oil prices averaged $83.87 per barrel, up 22.9% from the corresponding period of 2025. Natural gas prices also drive customer activity and have experienced volatility but increased throughout 2025, driven by climate and seasonal weather patterns, increased LNG exports and lower storage levels.

Recent industry reports have projected flat to lower upstream customer spending levels in 2026, due to current supply and demand projections. We also expect majority of our publicly traded oil and gas producer customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Despite this, we expect opportunities for revenue synergies from cross-selling products related to our acquisitions will support growth in this sector. We also expect incremental growth in water management and disposal solutions, supported by our Flex Flow, Trojan and Edge Controls offerings, as customers seek to optimize operating costs and manage produced water volumes more effectively.

The majority of the revenue in this sector comes from large independents and major exploration and production companies, which are expected to strongly influence the increase in capital spending in the coming years for this sector.

Gas Utilities

The Gas Utilities sector contributed 23% of our total Company revenue in the six months ended June 30, 2026, and we expect revenue from this sector to increase in future periods following the November 2025 acquisition of MRC Global. Market growth fundamentals of this sector are positive due to the demand for natural gas, distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2025, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) estimates approximately 33% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices, this sector is less volatile than the others.

Downstream and Industrial

Downstream and Industrial sector generated 18% of our total Company revenue in the six months ended June 30, 2026. We expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to maintenance, repair and operations (“MRO”) activities, project turnaround activity in refineries and chemical plants and new energy transition related projects. Additionally, we have expanded into new markets, including mining and data centers. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The outlook for energy transition projects within the Downstream and Industrial sector is supported by government incentives and policies. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture, sequestration and storage and hydrogen. However, as U.S. government support is waning for these projects even while European government support continues, we are monitoring our customers' plans for, and the pace of development of, these projects.

Midstream

DNOW’s Midstream sector is primarily U.S. based and driven by the increased demand for pipelines and gathering systems. In the six months ended June 30, 2026, this sector represented 20% of our total Company revenue. The Midstream sector revenue increased 71% in the six months ended June 30, 2026 compared to the corresponding period of 2025 primarily as a result of the acquisition of MRC Global in November 2025. The outlook in 2026 is expected to have growth primarily driven by demand for natural gas infrastructure as LNG exports continue to rise and gas fired power generation increases for data centers. According to a 2025 Interstate Natural Gas Association of American ("INGAA") Foundation report, to meet energy demand through 2052, North America will require more than $1 trillion in capital investment across natural gas, oil, natural gas liquids, hydrogen and CO2 infrastructure, averaging $40 billion to $48 billion annually, varying by investment. This market driver is anticipated to positively impact our Midstream sector, contributing to opportunities for growth. The revenue profile for this sector tends to be volatile between quarters, as it can often be tied to large projects.

Furthermore, as new LNG capacity comes online, this drives the need for associated pipeline infrastructure, which several LNG projects are expected to do in 2026. U.S. natural gas production is expected to rise, leading to the need for additional pipeline infrastructure and gathering systems. Rising electricity consumption from AI-driven data centers creates the need for additional natural gas transportation, which is also expected to drive growth in this sector.

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

Operating Environment Overview

Our results are dependent on, among other factors, the level of worldwide oil and gas drilling and completions, well remediation activity, crude oil and natural gas prices, capital spending by oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2026 and 2025 and the first quarter of 2026 include the following:

			%		%
			2Q26 v		2Q26 v
	2Q26*	2Q25*	2Q25	1Q26*	1Q26
Active Rigs:
U.S.	554	571	(3.0%)	548	1.1%
Canada	150	129	16.3%	201	(25.4%)
International	1,056	1,078	(2.0%)	1,083	(2.5%)
Worldwide	1,760	1,778	(1.0%)	1,832	(3.9%)

WTI ($/bbl)	$95.75	$64.63	48.2%	$71.98	33.0%
Natural Gas Prices ($/MMBtu)	$2.95	$3.19	(7.5%)	$4.79	(38.4%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,045.84	$901.50	16.0%	$923.51	13.2%
U.S. Wells Completed	3,018	3,066	(1.6%)	2,943	2.5%

* Monthly averages for the quarters indicated, except for U.S. Wells Completed. See sources on following page.

The following table details the U.S., Canadian and international rig activity and West Texas Intermediate oil prices for the past nine quarters ended June 30, 2026. In the third quarter of 2025, Baker Hughes’s methodology for calculating rig counts in the Kingdom of Saudi Arabia has been updated effective for periods beginning January 2024. As a result, previously reported international rig counts have been recast to conform to the updated methodology.

Industry Trends
Active Rig Counts and Oil Prices

Average Number of Active Rigs
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$90
$80
$70
$60
$50
$40
$30
$20
$10
$-
WTI ($/bbl)

	2Q24	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25	1Q26	2Q26
U.S.	603	586	586	588	571	540	548	548	554
Canada	137	209	195	216	129	177	185	201	150
International	1,179	1,151	1,131	1,097	1,078	1,080	1,066	1,083	1,056
Worldwide	1,919	1,946	1,912	1,901	1,778	1,797	1,799	1,832	1,760
WTI	$81.71	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64	$71.98	$95.75

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (“EIA”) (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised).

The worldwide quarterly average rig count declined 3.9% (from 1,832 rigs to 1,760 rigs) and the U.S. increased 1.1% (from 548 to 554 rigs) in the second quarter of 2026 compared to the first quarter of 2026. The average price per barrel of WTI Crude increased 33.0% (from $71.98 per barrel to $95.75 per barrel), and average natural gas prices declined 38.4% (from $4.79 per MMBtu to $2.95 per MMBtu) in the second quarter of 2026 compared to the first quarter of 2026. The average price per short ton of Hot-Rolled Coil increased 13.2% (from $923.51 per short ton to $1,045.84 per short ton) in the second quarter of 2026 compared to the first quarter of 2026. U.S. Wells Completed increased 2.5% (from 2,943 completion count to 3,018 completion count) in the second quarter of 2026 compared to the first quarter of 2026.

Longer Term Outlook

We play a vital role in supporting customers’ supply chains, providing essential products for energy and industrial markets, including infrastructure across upstream, gas utilities, midstream, downstream and industrial sectors. Our business depends on both capital and maintenance spending by our customers. Global oil and gas consumption is rising due to population growth and expanding energy needs in emerging markets. The EIA projects world energy consumption to increase 34% between 2022 and 2050, with significant growth in renewables (118%), natural gas (29%) and hydrocarbon-based liquids (23%). U.S. oil production is expected to peak at 14 million barrels per day in 2028 and gradually decline, while natural gas production will grow, largely driven by LNG expansion and power generation. The gas utilities industry is expected to grow as aging distribution networks prompt replacement and modernization. PHMSA estimates that roughly 33% of gas distribution lines are over 40 years old or of unknown origin, driving ongoing maintenance. Housing market growth further increases demand for related infrastructure products. According to the EIA, the U.S. will remain a net exporter of petroleum products due to expanded terminal capacity, with strong markets for our goods and services. This projected increase in oil and gas to meet the rise in international energy demand continues to provide a robust market for our existing goods and services. We anticipate future growth from energy transition projects, as traditional energy customers shift capital to these areas. Our established relationships and experience position us well for this evolving market. The U.S. midstream sector is expanding, particularly in natural gas infrastructure to meet LNG export and power demands. Federal policies have accelerated project reviews and simplified processes for pipeline development. According to a 2025 INGAA Foundation report, to meet energy demand through 2052, North America will require more than $1 trillion in capital investment across natural gas, oil, natural gas liquids, hydrogen and CO2 infrastructure, averaging $40 billion to $48 billion annually, varying by investment. Globally, refining capacity—especially in Asia and the Middle East—is projected to outpace demand growth later in the decade; the U.S. market remains stable but faces planned capacity reductions. As refineries age or convert to renewable fuels, we supply critical infrastructure for continued operations and conversions. The U.S. chemicals market is expected to grow steadily, while short term cycles will exist and remain globally competitive through 2040, due to feedstock cost advantage from shale gas and natural gas liquids (“NGLs”). The European market is transitioning toward specialty and sustainable chemicals with commodity chemicals declining. Demand for our products is shaped by operational budgets, capacity expansions, and compliance needs.

Results of Operations

The results of operations are presented before consideration of the noncontrolling interests. Our results of operations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
United States	$1,109	$528	$2,094	$1,002
Canada	47	48	98	110
International	151	52	298	115
Total revenue	$1,307	$628	$2,490	$1,227

Operating (loss) profit:
United States	$(8)	$15	$(62)	$36
Canada	1	—	2	4
International	8	2	11	6
Total operating profit (loss)	$1	$17	$(49)	$46

Other (expense) income, net	(10)	—	(20)	—
(Loss) income before income taxes	(9)	17	(69)	46
Income tax provision (benefit)	12	3	(4)	10
Net (loss) income	(21)	14	(65)	36
Net income attributable to noncontrolling interests	—	—	—	1
Net (loss) income attributable to DNOW Inc.	$(21)	$14	$(65)	$35

Gross Profit	$243	$129	$436	$267
Adjusted Gross Profit (1)	$272	$146	$528	$287
Adjusted EBITDA (1)	$60	$51	$99	$97
(1)
Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-28 herein.

Revenue. Our revenue was $1,307 million and $2,490 million for the three and six months ended June 30, 2026 as compared to $628 million and $1,227 million for the corresponding periods of 2025, an increase of $679 million, or 108.1%, and an increase of $1,263 million, or 102.9%, respectively.

U.S. Segment—Revenue was $1,109 million and $2,094 million for the three and six months ended June 30, 2026, an increase of $581 million and an increase of $1,092 million compared to the corresponding periods of 2025. The increase for the three and six months ended June 30, 2026 was primarily driven by incremental revenue from the MRC Global acquisition completed in the fourth quarter of 2025.

Canada Segment—Revenue was $47 million and $98 million for the three and six months ended June 30, 2026, a decrease of $1 million, or 2.1% and a decrease of $12 million, or 10.9%, compared to the corresponding periods of 2025. For the six months ended June 30, 2026, the decrease was primarily due to lower project-related activity.

Our Canadian revenue was approximately 4% of total revenue for both the three and six months ended June 30, 2026, compared to 8% and 9% for the three and six months ended June 30, 2025, respectively. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. For the three and six months ended June 30, 2026, our Canadian segment revenue was unfavorably impacted by less than $1 million and favorably impacted by approximately $2 million, respectively, due to changes in foreign currency exchange rates.

International Segment—Revenue was $151 million and $298 million for the three and six months ended June 30, 2026, an increase of $99 million and an increase of $183 million compared to the corresponding periods of 2025. The increase was primarily due to the acquisition of MRC Global in the fourth quarter of 2025.

Our international revenue was approximately 11% and 12% of total revenue for the three and six months ended June 30, 2026, compared to 8% and 9% for the three and six months ended June 30, 2025, respectively. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. For the three and six months ended June 30, 2026, our international segment revenue was favorably impacted by approximately $1 million and $4 million, respectively, due to changes in foreign currency exchange rates.

Gross Profit. Our gross profit was $243 million (18.6% of revenue) and $436 million (17.5% of revenue) for the three and six months ended June 30, 2026, respectively, as compared to $129 million (20.5% of revenue) and $267 million (21.8% of revenue) for the three and six months ended June 30, 2025, respectively. The increase was primarily attributable to incremental revenue due to the acquisition of MRC Global in November 2025. Compared to average cost, our LIFO inventory costing methodology increased cost of products by $19 million and $35 million for the three and six months ended June 30, 2026, respectively, as compared to a $15 million and $16 million increase in cost of products for the three and six months ended June 30, 2025, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $272 million (20.8% of revenue) and $528 million (21.2% of revenue) for the three and six months ended June 30, 2026 from $146 million (23.2% of revenue) and $287 million (23.4% of revenue) for the three and six months ended June 30, 2025, an increase of $126 million and $241 million, respectively. For the three and six months ended June 30, 2026, the increase was primarily driven by the U.S. and International segments, partially offset by the Canada segment. The reduced margin percentage is primarily due to changes in product and customer mix resulting from the integration of MRC Global's product portfolio into the Company's expanded offering.

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

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Three months ended June 30,				Six months ended June 30,
	2026	As a % of revenue	2025	As a % of revenue	2026	As a % of revenue	2025	As a % of revenue
Gross profit, as reported	$243	18.6%	$129	20.5%	$436	17.5%	$267	21.8%
Amortization of intangibles	7		2		13		4
Increase in LIFO reserve	19		15		35		16
Inventory-related transaction charges	3		—		44		—
Adjusted Gross Profit	$272	20.8%	$146	23.2%	$528	21.2%	$287	23.4%

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $238 million and $481 million for the three and six months ended June 30, 2026, compared to $112 million and $221 million for the corresponding periods of 2025, an increase of $126 million and $260 million, respectively. The increase was primarily driven by incremental expenses from the MRC Global acquisition completed in the fourth quarter of 2025. SG&A expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate selling, general and administrative expenses.

Impairment and other charges. Impairment and other charges were $4 million for both the three and six months ended June 30, 2026, compared to nil for the corresponding periods of 2025. These impairment charges were related to the operating right-of-use asset associated with a corporate office lease in Houston, Texas. The impairment resulted from the Company's decision to permanently vacate the leased premises.

Operating profit (loss). Our operating profit (loss) was $1 million and ($49) million for the three and six months ended June 30, 2026, compared to an operating profit of $17 million and $46 million for the corresponding periods of 2025, a decrease of $16 million and $95 million, respectively, primarily due to inventory-related transaction charges, our LIFO inventory costing methodology, reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

U.S. Segment—Operating loss was $8 million and $62 million for the three and six months ended June 30, 2026, a decrease of $23 million and a decrease of $98 million compared to the corresponding periods of 2025. Operating profit decreased primarily due to inventory-related transaction charges, our LIFO inventory costing methodology and increases in incremental expenses associated with the MRC Global acquisition.

Canada Segment—Operating profit was $1 million and $2 million for the three and six months ended June 30, 2026, an increase of $1 million and a decrease of $2 million compared to the corresponding periods of 2025. Operating profit increased primarily due to a reduction in SG&A expenses for three months ended June 30, 2026. For the six months ended June 30, 2026 the decline in operating profit was driven by the decline in revenue discussed above.

International Segment—Operating profit was $8 million and $11 million for the three and six months ended June 30, 2026, an increase of $6 million and an increase of $5 million compared to the corresponding periods of 2025.

Other (expense) income, net. Other expense was $10 million and $20 million for the three and six months ended June 30, 2026 and was primarily attributable to interest expense on borrowings associated with the acquisition of MRC Global completed in the fourth quarter of 2025. Other (expense) income was nil for the corresponding periods of 2025.

Income tax provision (benefit). The effective tax rate for the three and six months ended June 30, 2026, was (133.3%) and 5.8%, respectively, compared to 17.6% and 21.7%, respectively, for the corresponding periods of 2025. In general, the Company's effective tax rate differs from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rate for the three and six months ended June 30, 2026 were impacted by changes in forecasted annual earnings and the geographic mix of those earnings, which resulted in a change in the estimated annual effective tax rate from the estimate used during the first quarter of 2026. The revised estimated annual effective tax rate contributed to income tax expense during the second quarter of 2026 despite a pretax loss for the quarter, resulting in a negative effective tax rate for the three months ended June 30, 2026.

Net (loss) income attributable to DNOW Inc. Our net loss attributable to DNOW Inc. was $21 million and $65 million for the three and six months ended June 30, 2026, compared to net income attributable to DNOW Inc. of $14 million and $35 million for the three and six months ended June 30, 2025, a decrease of $35 million and $100 million, respectively, due to inventory-related transaction charges, our LIFO inventory costing methodology, reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $60 million (4.6% of revenue) and $99 million (4.0% of revenue) for the three and six months ended June 30, 2026, compared to $51 million (8.1% of revenue) and $97 million (7.9% of revenue) for the three and six months ended June 30, 2025. Our Adjusted EBITDA increased $9 million and $2 million, respectively, over the periods primarily due to increased revenue associated with the MRC Global acquisition partially offset by reduced margins and increased incremental SG&A costs associated with the MRC Global acquisition.

We define Adjusted EBITDA as net (loss) income plus interest, taxes, depreciation and amortization and excluding other costs, such as stock-based compensation, restructuring and exit costs, transaction-related charges, inventory-related charges incremental to normal operations, long-lived asset impairments (including goodwill and intangible assets) and plus or minus the impact of our LIFO inventory costing methodology. Transaction-related charges include transaction costs, inventory fair value step-up and write-down, retention bonus accruals and integration expenses associated with acquisitions. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

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

The following table reconciles net (loss) income attributable to DNOW Inc., as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Three months ended June 30,				Six months ended June 30,
	2026	As a % of revenue	2025	As a % of revenue	2026	As a % of revenue	2025	As a % of revenue
Net (loss) income attributable to DNOW Inc.	$(21)	(1.6)%	$14	2.2%	$(65)	(2.6)%	$35	2.9%
Net income attributable to noncontrolling interests	—		—		—		1
Interest expense (income), net	9		(1)		17		(2)
Income tax provision (benefit)	12		3		(4)		10
Depreciation and amortization	23		10		46		21
Stock-based compensation (1)	4		4		8		7
Increase in LIFO reserve	19		15		35		16
Transaction-related charges (2)	6		5		11		7
Inventory-related transaction charges (3)	3		—		44		—
Impairment and other charges (4)	4		—		4		—
Restructuring and exit costs (2)	—		1		—		2
Other (5)	1		—		3		—
Adjusted EBITDA	$60	4.6%	$51	8.1%	$99	4.0%	$97	7.9%
(1)
For the three and six months ended June 30, 2026, stock-based compensation excludes $1 million and $2 million, respectively, and for the corresponding periods of 2025, stock-based compensation excludes less than $1 million and $1 million, respectively, as such amounts were reported in transaction-related charges.
(2)
Transaction-related charges and restructuring and exit costs are included in selling, general and administrative expenses.
(3)
Inventory-related transaction charges are included in cost of products. For the three and six months ended June 30, 2026, inventory-related transaction charges includes $3 million and $44 million, respectively, of charges related to inventory step-up and inventory write-downs.
(4)
For the three and six months ended June 30, 2026, impairment and other charges includes $4 million of impairment charges related to the operating right-of-use asset associated with a corporate office lease in Houston, Texas.
(5)
For the three and six months ended June 30, 2026, other costs includes $1 million and $3 million, respectively, related to foreign currency losses.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We expect resources to be available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short and long-term objectives. We believe that cash on hand, cash generated from expected results of operations and amounts available under our revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements, including capital expenditures and repurchases under our share repurchase program.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $114 million and $164 million, respectively. As of June 30, 2026, $108 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first six months of 2026, we repatriated $41 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes, such as withholding and/or state taxes, offset by any available foreign tax credits.

We maintain an $850 million five-year senior secured revolving credit facility that will mature on November 6, 2030. Availability under the revolving credit facility is limited to the lesser of the commitments and a borrowing base comprised of eligible account receivables, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. As of June 30, 2026, we had $474 million borrowings against our revolving credit facility and had approximately $358 million in availability (as defined in the Amended Credit Facility). The credit facility includes a springing financial covenant that requires us to maintain, during any period when availability falls below specified thresholds, a minimum fixed charge coverage ratio (as defined in the Amended Credit Facility). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of June 30, 2026, we were in compliance with all covenants. We continuously monitor compliance with our debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$38	$29
Net cash used in investing activities	(61)	(16)
Net cash used in financing activities	(24)	(40)

For the six months ended June 30, 2026, net cash provided by operating activities was $38 million compared to $29 million in the corresponding period of 2025. For the six months ended June 30, 2026, net cash provided by operating activities was primarily driven by a net increase of $31 million in working capital, mainly resulting from decreases in accrued liabilities for severance and legal and professional fees associated with the acquisition of MRC Global, as well as an increase in accounts receivable. These impacts were offset by an increase in accounts payable and a decrease in inventory. For the six months ended June 30, 2025, net cash provided by operating activities was primarily driven by a net increase of $70 million in working capital in 2025. The increase reflected a proactive investment of $28 million in inventory to support customer demand, coupled with $45 million increase in accounts receivable due to revenue growth.

For the six months ended June 30, 2026, net cash used in investing activities was $61 million compared to $16 million in the corresponding period of 2025. For the six months ended June 30, 2026, net cash used in investing activities was primarily related to business acquisitions of $46 million and purchases of property, plant and equipment of $17 million. Net cash used in investing activities in the corresponding period of 2025 was primarily related to purchases of property, plant and equipment of $10 million and business acquisitions of $8 million.

For the six months ended June 30, 2026, net cash used in financing activities was $24 million compared to $40 million in the corresponding period of 2025. For the six months ended June 30, 2026, net cash used in financing activities primarily related to share repurchases of $75 million and shares withheld for taxes for employee awards of $5 million, partially offset by net borrowings under the revolving credit facility of $63 million. Net cash used in financing activities in the corresponding period of 2025 was primarily related to share repurchases of $27 million and shares withheld for taxes for employee awards of $8 million.

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

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the six months ended June 30, 2026, we repurchased 6,057,772 shares of our common stock for a total of approximately $75 million. As of June 30, 2026, we had approximately $48 million remaining under the program’s authorization.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Because we operate globally and approximately 16% of our net sales for the six months ended June 30, 2026, were outside the U.S., foreign currency exchange rates can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2026, our most significant foreign currency exposure was to the Canadian dollar, followed by the Norwegian kroner, the Euro and the British pound.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the six months ended June 30, 2026, we reported a net foreign currency translation loss of $5 million.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net (loss) income as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other (expense) income. For the six months ended June 30, 2026 and 2025, we reported foreign currency transaction losses of $3 million and nil, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first six months of 2026 compared to the average for the corresponding period of 2025 increased by approximately 8% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, Norwegian kroner, Euro and British pound each increased in relation to the U.S. dollar by approximately 2%, 12%, 7% and 4%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first six months of 2026 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in approximately $1 million change in net (loss) income for the same period.

Interest Rate Risk

As of June 30, 2026, all borrowings outstanding under our senior secured revolving credit facility bore interest at floating rates. Borrowings under this facility may be made as either base rate loans or non-base rate loans, each of which accrues interest based on a benchmark rate plus an applicable margin. The applicable margin varies based on our Fixed Charge Coverage Ratio, ranging from 0.25% to 0.75% for base rate loans and 1.25% to 1.75% for non-base rate loans.

The revolving credit facility includes rate structures tied to prevailing market indices such as U.S. base rates and non-base rate (e.g., SOFR-based) reference rates. Because interest rates applicable to our borrowings fluctuate with changes in these benchmark rates, our interest expense is sensitive to short-term rate movements.

Based on the amounts outstanding under our revolving credit facility as of June 30, 2026, a 1% increase in the underlying benchmark rate would result in an increase in our interest expense for the first six months of 2026 of approximately $2 million, assuming borrowing levels remained constant for an entire period.

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

For information regarding asbestos cases in which the Company is a defendant and other claims and proceedings, see Note 12 “Commitments and Contingencies” to the Company's unaudited consolidated financial statements for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended June 30, 2026:

Period	Total number of shares purchased (1)(2)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (1)(3) (in millions)
April 1 - 30, 2026	140,631	$12.17	140,112	$71
May 1 - 31, 2026	12,021	$13.04	10,741	$71
June 1 - 30, 2026	1,705,013	$13.57	1,704,991	$48
Total	1,857,665	$13.46	1,855,844

(1)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The program has no expiration date.
(2)
1,821 shares purchased during the three months ended June 30, 2026, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(3)
Excludes 1% excise tax on share repurchases under the publicly announced program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.12	DNOW Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form S-8 Registration Statement filed on May 24, 2024)
10.13	Form of Restricted Stock Award Agreement under the 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q on May 7, 2026)
10.14	Form of Performance Award Agreement under the 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 7, 2026)
31.1*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2*	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026

DNOW INC.

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer