Form 10-Q
period 2026-09-30
DNOW Inc.
filed 2026-11-05
CIK 1599617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of October 29, 2026, the registrant had 180,273,334 shares of common stock (excluding 2,512,330 unvested restricted shares), par value $0.01 per share, outstanding.

DNOW INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DNOW INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112	$164
Receivables, net	878	874
Inventories, net	988	1,192
Prepaid and other current assets	55	48
Total current assets	2,033	2,278
Property, plant and equipment, net	253	264
Operating right-of-use assets	140	160
Deferred income tax assets	10	11
Goodwill	709	617
Intangibles, net	550	565
Other assets	24	29
Total assets	$3,719	$3,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$708	$653
Accrued liabilities	255	300
Other current liabilities	15	21
Total current liabilities	978	974
Long-term debt	377	411
Long-term operating lease liabilities	102	129
Deferred income tax liabilities	75	99
Other long-term liabilities	66	73
Total liabilities	1,598	1,686
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - par value $0.01; 330 million shares authorized; 180,320,779 and 186,125,254 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	3,117	3,193
Accumulated deficit	(875)	(836)
Accumulated other comprehensive loss	(127)	(126)
DNOW Inc. stockholders' equity	2,117	2,233
Noncontrolling interests	4	5
Total stockholders' equity	2,121	2,238
Total liabilities and stockholders' equity	$3,719	$3,924

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$1,337	$634	$3,827	$1,861
Cost of products	1,072	491	3,126	1,451
Gross profit	265	143	701	410
Selling, general and administrative expenses	232	112	713	333
Impairment and other charges	—	—	4	—
Operating profit (loss)	33	31	(16)	77
Other expense, net	(10)	(1)	(30)	(1)
Income (loss) before income taxes	23	30	(46)	76
Income tax (benefit) provision	(3)	7	(7)	17
Net income (loss)	26	23	(39)	59
Net (loss) income attributable to noncontrolling interests	—	—	—	1
Net income (loss) attributable to DNOW Inc.	$26	$23	$(39)	$58

Earnings (loss) per share attributable to DNOW Inc. stockholders:
Basic	$0.14	$0.21	$(0.21)	$0.54
Diluted	$0.14	$0.21	$(0.21)	$0.54
Weighted-average common shares outstanding, basic	181	105	183	105
Weighted-average common shares outstanding, diluted	182	106	183	106

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$26	$23	$(39)	$59
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4	(3)	(1)	8
Comprehensive income (loss)	30	20	(40)	67
Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income (loss) attributable to DNOW Inc.	$30	$20	$(40)	$66

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(39)	$59
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	70	32
Increase in LIFO reserve	46	18
Impairment and other charges	4	—
Stock-based compensation	16	12
Deferred income taxes	(14)	13
Operating lease expense	59	13
Other, net	17	3
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(18)	(35)
Inventories	86	(24)
Prepaid and other current assets	(7)	9
Accounts payable	55	1
Accrued liabilities and other, net	(117)	(29)
Net cash provided by operating activities	158	72
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(46)	(8)
Purchases of property, plant and equipment	(31)	(14)
Other, net	6	3
Net cash used in investing activities	(71)	(19)
Cash flows from financing activities:
Borrowings under the revolving credit facility	597	—
Repayments under the revolving credit facility	(631)	—
Repurchases of common stock	(92)	(27)
Shares withheld for taxes	(5)	(8)
Other, net	(6)	(10)
Net cash used in financing activities	(137)	(45)
Effect of exchange rates on cash and cash equivalents	(2)	2
Net change in cash and cash equivalents	(52)	10
Cash and cash equivalents, beginning of period	164	256
Cash and cash equivalents, end of period	$112	$266
Supplemental disclosures of cash flow information:
Income taxes paid, net	$11	$5
Interest paid	23	—
Non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$6	$1
Acquisition measurement period adjustment	8	—

See notes to unaudited consolidated financial statements.

DNOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

		Attributable to DNOW Inc. Stockholders
	Common Stock		Additional	Retained	Accum. Other			Total
	Shares	Common	Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Equity
December 31, 2024	106	$1	$2,023	$(747)	$(153)	$—	$4	$1,128
Net income	—	—	—	21	—	—	1	22
Common stock repurchased	—	—	—	—	—	(8)	—	(8)
Common stock retired	—	—	(5)	—	—	5	—	—
Stock-based compensation	—	—	4	—	—	—	—	4
Exercise of stock options	—	—	1	—	—	—	—	1
Shares withheld for taxes	—	—	(7)	—	—	—	—	(7)
Other comprehensive income	—	—	—	—	3	—	—	3
March 31, 2025	106	$1	$2,016	$(726)	$(150)	$(3)	$5	$1,143
Net income	—	—	—	14	—	—	—	14
Common stock repurchased	—	—	—	—	—	(19)	—	(19)
Common stock retired	(1)	—	(22)	—	—	22	—	—
Stock-based compensation	—	—	4	—	—	—	—	4
Shares withheld for taxes	—	—	(1)	—	—	—	—	(1)
Other comprehensive income	—	—	—	—	8	—	—	8
June 30, 2025	105	$1	$1,997	$(712)	$(142)	$—	$5	$1,149
Net income	—	—	—	23	—	—	—	23
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	4	—	—	—	—	4
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
September 30, 2025	105	$1	$2,001	$(689)	$(145)	$—	$3	$1,171

December 31, 2025	186	$2	$3,193	$(836)	$(126)	$—	$5	$2,238
Net loss	—	—	—	(44)	—	—	—	(44)
Common stock repurchased	—	—	—	—	—	(51)	—	(51)
Common stock retired	(4)	—	(51)	—	—	51	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
March 31, 2026	183	$2	$3,142	$(880)	$(126)	$—	$5	$2,143
Net loss	—	—	—	(21)	—	—	—	(21)
Common stock repurchased	—	—	—	—	—	(24)	—	(24)
Common stock retired	(2)	—	(24)	—	—	24	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
June 30, 2026	181	$2	$3,123	$(901)	$(131)	$—	$5	$2,098
Net income	—	—	—	26	—	—	—	26
Distribution to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Common stock repurchased	—	—	—	—	—	(17)	—	(17)
Common stock retired	(1)	—	(17)	—	—	17	—	—
Stock-based compensation	—	—	6	—	—	—	—	6
Exercise of stock options	—	—	5	—	—	—	—	5
Other comprehensive income	—	—	—	—	4	—	—	4
September 30, 2026	180	$2	$3,117	$(875)	$(127)	$—	$4	$2,121

See notes to unaudited consolidated financial statements.

DNOW INC.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Basis of Presentation

Nature of Operations

DNOW Inc. (“DNOW” or the “Company”) is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. The Company operates primarily under the DNOW and MRC Global brands along with several affiliated and acquired brands operating in local, regional, national and international markets. DNOW is a leading distributor of pipe, valves, fittings (“PVF”), gas products, pumps and fabricated process and production equipment through its approximately 295 locations in the United States (“U.S.”), Canada and select international locations which are geographically positioned to serve the energy and industrial markets.

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

The Company provides products to customers to build and maintain essential infrastructure and operating equipment across the upstream, gas utilities, downstream and industrial and midstream markets as well as supply chain solutions, technical product expertise and a digital platform to customers globally through our leading position across diversified end-markets including the following sectors:

•
Upstream: production and extraction of oil and natural gas, as well as the use, transfer and disposal of produced water
•
Gas Utilities: regulated natural gas utilities and infrastructure, including local gas distribution, transmission and storage, residential and commercial gas meters and metering infrastructure, pipeline integrity and modernization, utility construction and maintenance and related gas infrastructure serving residential, commercial and industrial customers
•
Downstream and Industrial: crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, liquefied natural gas (“LNG”) terminals and renewable natural gas (“RNG”) facilities
•
Midstream: gathering and transmission infrastructure for processing and transmission of oil, gas, natural gas liquids (“NGLs”), refined petroleum products or water

The Company offers a comprehensive range of products and solutions offerings, including an extensive array of PVF, gas products, pumps, fabricated equipment, valve automation, valve modification, gaskets, fasteners, electrical components, measurement, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, maintenance, repair and operations (“MRO”) consumables and other general and specialty products from its global network of suppliers. Additionally, through the Company’s DigitalNOW® and MRCGO™ e-commerce platforms, customers can leverage technology across business applications to source products and solve complex operational and product sourcing challenges.

Basis of Presentation

The unaudited consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Article 10 of the Securities and Exchange Commission (“SEC”) Regulation S-X. All intercompany transactions and accounts have been eliminated. Variable interest entities for which the Company is the primary beneficiary are fully consolidated with the equity held by the outside stockholders and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless disclosed otherwise, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

Change in Accounting Principle

In the fourth quarter of 2025, the Company changed its inventory valuation method for its U.S. inventories from the moving average cost method to the Last-In, First-Out (“LIFO”) method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. For the three and nine months ended September 30, 2025, this change resulted in an increase of $2 million and $18 million in cost of products, respectively, and a decrease of $2 million and $14 million in net income attributable to DNOW Inc., respectively. Refer to Note 1 “Organization and Basis of Presentation” of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information related to the change in accounting principle.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information related to types of expenses in commonly presented captions in income statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not early adopt and is currently assessing the impact of the provisions of ASU 2024-03 on its consolidated financial statements and its disclosures.

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

The Company leases operating equipment to customers through operating and sales-type leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. For the three months ended September 30, 2026 and 2025, rental revenue totaled $24 million and $22 million, respectively, and $69 million and $70 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting amounts earned under the Company’s lease agreements during the periods.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders for which work has not been performed on contracts with an original expected duration of more than one year. The Company's contracts are predominantly short term in nature with a contract term of one year or less. For such contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

Allowance for Credit Losses

Allowance for credit losses is estimated based on an evaluation of accounts receivable aging and the related historical loss experience. In accordance with ASU 2025-05, the Company assumes that current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses on trade receivables and contract assets. Factors considered in estimating the allowance for credit losses include global economic and business conditions, industry and market conditions, customers' financial conditions and accounts receivable past due. As of September 30, 2026 and December 31, 2025, the allowance for credit losses totaled $20 million and $14 million, respectively. For the three months ended September 30, 2026 and 2025, the provision for credit losses totaled less than $1 million for both periods, and $7 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively.

Contract Balances

Contract assets consist of retainage amounts held as a form of security by customers until the Company satisfies its remaining performance obligations as well as amounts recognized in situations where invoicing is delayed until customer-specific documentation requirements are met. Contract assets are considered accounts receivable for which only the passage of time is required before payment is due. As of September 30, 2026 and December 31, 2025, contract assets were $25 million and $55 million, respectively, and were included in receivables, net in the consolidated balance sheets. For the nine months ended September 30, 2026, the decrease in contract assets was primarily attributable to a reduction in orders awaiting customer-specific documentation required prior to invoicing in the Company’s U.S. and International segments. The Company generally accounts for the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less; however, these expenses are not material.

Contract liabilities primarily consist of deferred revenues recorded when customer payments are received or due in advance of the Company satisfying its contractually agreed performance obligations, including refundable amounts and other accrued customer liabilities. Revenue recognition is deferred to a future period until those performance obligations are satisfied. As of September 30, 2026 and December 31, 2025, contract liabilities were $59 million and $50 million, respectively, and were included in accrued liabilities on the consolidated balance sheets. For the nine months ended September 30, 2026, the increase in contract liabilities was primarily related to net current year customer deposits of approximately $35 million, partially offset by recognizing revenue of approximately $26 million that was deferred as of December 31, 2025.

Disaggregated Revenue

The Company's disaggregated revenue represents the business of selling products and service offerings to the Upstream (production and extraction), Gas Utilities (storage and distribution of natural gas), Downstream and Industrial (crude oil refining, petrochemical and chemical processing and general industrials) and Midstream (gathering, processing and transmission of oil, gas, NGLs, refined petroleum products or water) sectors in each of the Company's reportable segments. Each of the Company's end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and production of oil and natural gas activity. As such, the Company believes that this information is important in depicting the nature, amount, timing and uncertainty of its contracts with customers.

The following table presents the Company’s revenue disaggregated by sector (in millions):

	United States	Canada	International	Total
Three months ended September 30, 2026
Upstream	$371	$44	$71	$486
Gas Utilities	320	—	1	321
Downstream and Industrial	155	6	77	238
Midstream	279	6	7	292
Total revenues	$1,125	$56	$156	$1,337

Nine months ended September 30, 2026
Upstream	$1,124	$121	$217	$1,462
Gas Utilities	898	1	1	900
Downstream and Industrial	459	17	212	688
Midstream	738	15	24	777
Total revenues	$3,219	$154	$454	$3,827

Three months ended September 30, 2025
Upstream	$345	$43	$46	$434
Gas Utilities	11	—	—	11
Downstream and Industrial	30	5	8	43
Midstream	141	5	—	146
Total revenues	$527	$53	$54	$634

Nine months ended September 30, 2025
Upstream	$988	$133	$144	$1,265
Gas Utilities	30	1	—	31
Downstream and Industrial	97	14	24	135
Midstream	414	15	1	430
Total revenues	$1,529	$163	$169	$1,861

3. Inventories, net

The Company uses the LIFO method of valuation for U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). An actual valuation of inventory under the LIFO method is performed at the end of each year based on the inventory levels and costs at that time. Accordingly, the Company bases interim LIFO calculations using current month-end perpetual inventory balances, except in those instances where better information regarding projected year-end balances is available. The Company’s inventory quantities are expected to be reduced for the current year, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and nine months ended September 30, 2026, the effect of this LIFO decrement decreased cost of products by approximately $3 million and $7 million, respectively.

Inventories consist primarily of (in millions):

	September 30, 2026	December 31, 2025
U.S. inventory at average cost	$938	$1,078
Non-U.S. inventory at average cost	152	154
Total inventories	1,090	1,232
Less: Excess of average cost over LIFO cost (LIFO reserve)	(73)	(27)
Less: Other inventory reserves	(29)	(13)
Inventories, net	$988	$1,192

4. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2026	December 31, 2025
Compensation and other related expenses	$83	$118
Contract liabilities	59	50
Current portion of operating lease liabilities	43	45
Accrued selling, general and administrative expenses	22	36
Taxes (non-income)	29	32
Other	19	19
Accrued liabilities	$255	$300

5. Debt

On November 6, 2025, the Company, together with certain direct and indirect subsidiaries of the Company (collectively, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”) with a syndicate of lenders and Wells Fargo Bank, National Association, serving as the administrative agent, that amends and restates the Company’s existing senior secured asset-based credit facility (the “Existing Credit Facility”). The Amended Credit Facility amends certain terms, provisions and covenants of the Existing Credit Facility, including, among other things: (i) extending the maturity date under the Existing Credit Facility to November 6, 2030; (ii) providing for an $850 million revolving credit facility, with an incremental accordion feature that permits increases in aggregate revolving commitments by up to $500 million (for total commitments of up to $1.35 billion); and (iii) increasing availability as compared to the Existing Credit Facility by expanding the borrowing base definition to include certain rental equipment assets.

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

Borrowings under the Amended Credit Facility bear an interest rate at the Company’s option, (i) for borrowings denominated in U.S. dollars, at (a) the base rate plus the applicable margin or (b) the term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period, plus the applicable margin and (ii) for borrowings denominated in Canadian dollars, at (a) the base rate plus the applicable margin or (b) the adjusted term Canadian Overnight Repo Rate Average (“CORRA”) plus the applicable margin. In each case, the applicable margin is based on the Company’s fixed charge coverage ratio. The Amended Credit Facility includes a commitment fee of 25 basis points on the unused portion of commitments. Commitment fees incurred during the periods are included in other expense, net in the consolidated statements of operations.

Availability under the Amended Credit Facility is limited to the lesser of the commitments and a borrowing base comprised of eligible accounts receivable, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. The Amended Credit Facility provides for an $850 million global revolving credit facility, of which up to $75 million is available for the Company’s Canadian subsidiaries. The Company has the right, subject to certain conditions, to increase the aggregate principal amount of commitments under the credit facility by $500 million. The Amended Credit Facility also provides a letter of credit sub-facility of $50 million. As of September 30, 2026 and December 31, 2025, the Company had $377 million and $411 million, respectively, borrowed against the Amended Credit Facility and approximately $456 million in availability (as defined in the Amended Credit Facility) as of September 30, 2026. The interest rate was approximately 6.4% and 5.0% at September 30, 2026 and December 31, 2025, respectively. The Company is not obligated to pay back the principal of borrowings until the maturity date of the Amended Credit Facility, except for mandatory prepayments that may be required under certain conditions set forth in the Amended Credit Facility. The fair value of the Amended Credit Facility approximates its carrying value since borrowings under the Amended Credit Facility bear interest at variable rates, which are tied to current market rates.

As of September 30, 2026, the Company issued $14 million in letters of credit under the Amended Credit Facility.

6. Stockholders’ Equity

Preferred Stock

The Company has authorized 20 million shares of undesignated preferred stock. The Board of Directors has the authority to issue shares of the preferred stock. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

On November 6, 2025, the Company issued approximately 82 million shares of common stock to former shareholders of MRC Global in connection with the closing of its acquisition of MRC Global.

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a share repurchase program to purchase up to $160 million of its outstanding common stock. The Company may repurchase common stock through various methods, including, but not limited to, open market, privately negotiated transaction, or by other means which comply with applicable state and federal securities laws. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at the Company's discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. Depending on the timing of the retirement and cash settlement of the repurchased shares, the Company could have shares held in treasury stock until retired. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was $1 million and less than $1 million for the nine months ended September 30, 2026 and 2025, respectively. During the third quarter of 2025, the Company had temporarily suspended share repurchase activity due to the merger agreement with MRC Global.

Information regarding the shares repurchased is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total cost of shares repurchased (1) (in millions)	$17	$—	$92	$27
Average price per share (1)	$15.50	$—	$12.86	$15.66
Number of shares repurchased	1,074,530	—	7,132,302	1,711,235
(1)
Excludes 1% excise tax on share repurchases.

Consolidated Variable Interest Entities (“VIE”)

The Company conducts certain operations through contractual arrangements with entities that are considered VIE. The Company is the primary beneficiary and consolidates the VIE as it has the power to direct the activities that most significantly affect the VIE’s economic performance and has the obligation to absorb the VIE’s losses or the right to receive benefits. For the three and nine months ended September 30, 2026, net loss attributable to noncontrolling interests was less than $1 million for each period, and for the three and nine months ended September 30, 2025, net income attributable to noncontrolling interests was less than $1 million and approximately $1 million, respectively.

The assets of the VIE can only be used to settle its own obligations and its creditors have no recourse to the Company’s assets. As of September 30, 2026 and December 31, 2025, the VIE’s assets were primarily current assets of $26 million and $24 million, respectively, including cash and cash equivalents, receivables, net, inventories, net and prepaid and other current assets. As of September 30, 2026 and December 31, 2025, the VIE’s liabilities were primarily current liabilities of $13 million and $8 million, respectively, including accounts payable and accrued liabilities.

7. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI are as follows (in millions):

	Foreign Currency Translation Adjustments
	Nine months ended September 30,
	2026	2025
Beginning balance	$(126)	$(153)
Net current-period other comprehensive (loss) income, net of tax	(1)	8
Ending balance	$(127)	$(145)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s non-U.S. entities in which there is a substantial investment have the local currency as their functional currency. As a result, foreign currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830, “Foreign Currency Matters.”

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

The following table presents results of operations of the Company’s reportable segments (in millions):

	United States	Canada	International	Total
Three months ended September 30, 2026
Revenue	$1,125	$56	$156	$1,337
Cost of products	915	42	115	1,072
Gross Profit	210	14	41	265
Selling, general and administrative expenses	191	11	30	232
Operating profit	$19	$3	$11	33
Other expense, net				(10)
Income before income taxes				$23

Nine months ended September 30, 2026
Revenue	$3,219	$154	$454	$3,827
Cost of products	2,670	117	339	3,126
Gross Profit	549	37	115	701
Selling, general and administrative expenses	588	32	93	713
Impairment and other charges	4	—	—	4
Operating (loss) profit	$(43)	$5	$22	(16)
Other expense, net				(30)
Loss before income taxes				$(46)

Three months ended September 30, 2025
Revenue	$527	$53	$54	$634
Cost of products	409	39	43	491
Gross Profit	118	14	11	143
Selling, general and administrative expenses	92	12	8	112
Operating profit	$26	$2	$3	31
Other expense, net				(1)
Income before income taxes				$30

Nine months ended September 30, 2025
Revenue	$1,529	$163	$169	$1,861
Cost of products	1,195	121	135	1,451
Gross Profit	334	42	34	410
Selling, general and administrative expenses	272	36	25	333
Operating profit	$62	$6	$9	77
Other expense, net				(1)
Income before income taxes				$76

The following table presents depreciation and amortization of the Company’s reportable segments (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization
United States	$22	$10	$66	$30
Canada	1	—	2	1
International	1	1	2	1
Total	$24	$11	$70	$32

The following table presents property, plant and equipment, net and total assets of the Company’s reportable segments (in millions):

	September 30, 2026	December 31, 2025
Property, plant and equipment, net
United States	$229	$237
Canada	8	10
International	16	17
Total	$253	$264

Total assets
United States	$3,111	$3,222
Canada	128	166
International	480	536
Total	$3,719	$3,924

9. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026 was (13.0)% and 15.2%, respectively, compared to 23.3% and 22.4%, respectively, for the corresponding periods of 2025. In general, the Company's effective tax rates differ from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rates for the three and nine months ended September 30, 2026 were impacted by changes in forecasted annual earnings and the geographic mix of those earnings, which resulted in a change in the estimated annual effective tax rate from the estimate used during the second quarter of 2026. The revised estimated annual effective tax rate contributed to income tax benefit during the three months ended September 30, 2026 despite pretax income for the quarter, resulting in a negative effective tax rate for the that period.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2021 and outside the U.S. for the tax years ending after 2019 and in limited circumstances earlier years due to ongoing examinations by taxing authorities.

10. Earnings Per Share

Unvested restricted stock awards, unvested restricted units, unvested performance stock awards and unexercised stock options are excluded from the computation of diluted earnings per share when the Company recognizes a net loss for the applicable period or due to their anti-dilutive effect. For the three and nine months ended September 30, 2026, less than 1 million and approximately 5 million, respectively, of potentially dilutive shares were excluded from the calculation of diluted earnings per share for each period. For the three and nine months ended September 30, 2025, less than 1 million of potentially dilutive shares were excluded for each period.

Basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to DNOW Inc.	$26	$23	$(39)	$58
Less: net income (loss) attributable to participating securities	—	—	—	(1)
Net income (loss) attributable to DNOW Inc. stockholders	$26	$23	$(39)	$57
Denominator:
Weighted average basic common shares outstanding	180,888,730	105,011,966	182,945,191	105,478,443
Effect of dilutive securities	652,127	599,114	—	636,812
Weighted average diluted common shares outstanding	181,540,857	105,611,080	182,945,191	106,115,255
Earnings (loss) per share attributable to DNOW Inc. stockholders:
Basic	$0.14	$0.21	$(0.21)	$0.54
Diluted	$0.14	$0.21	$(0.21)	$0.54

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

For the nine months ended September 30, 2026, the Company granted 1,232,684 shares of RSAs with a weighted average fair value of $11.96 per share and 109,741 shares of RSUs with a weighted average fair value of $11.85 per share. In addition, the Company granted PSAs to senior management employees with potential payouts varying from zero to 823,840 shares. PSAs of 67,296 and 159,822 were issued during the nine months ended September 30, 2026 and 2025, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2023 and 2022, respectively. No RSAs, RSUs or PSAs were granted during the three months ended September 30, 2026. The RSAs and RSUs vest on the first, third and fifth anniversaries of the date of grant. The PSAs can be earned based on performance against established metrics over a three-year performance period.

Stock-based compensation expense for the three and nine months ended September 30, 2026 totaled $6 million and $16 million, respectively, compared to $4 million and $12 million, respectively, for the corresponding periods of 2025.

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

Legal Claims and Matters

Asbestos Claims. The Company is one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of September 30, 2026, the Company is a named defendant in approximately 488 lawsuits involving approximately 540 claims. No asbestos lawsuit has resulted in a judgment against the Company to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, the Company has recorded a liability for its estimate of the most likely settlement of asserted claims and a related receivable from insurers for its estimated recovery, to the extent the Company believes that the amounts of recovery are probable.

The Company annually conducts analyses of its asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, the Company believes that its current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted in the future are currently adequate. This belief, however, relies on a number of assumptions, including:

•
That its future settlement payments, disease mix and dismissal rates will be materially consistent with historical experience;
•
That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;
•
That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against the Company will be materially consistent with its historical experience;

•
That insurance recoveries for settlement payments and defense costs will be materially consistent with historical experience;
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

Letters of Credit

The Company maintains credit arrangements with several banks providing standby letters of credit, including bid and performance bonds, and other bonding requirements. As of September 30, 2026, the Company was contingently liable for approximately $28 million of outstanding standby letters of credit and surety bonds. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on those letters of credit and surety bonds.

13. Acquisitions

2026 Acquisition

In the nine months ended September 30, 2026, the Company completed an acquisition of Edge Controls (“Edge”) for a purchase price consideration of approximately $46 million, net of cash acquired. Edge is a leading provider of automation & controls, SCADA, pump, motor and drive products and services. The acquisition expands the Company's product range and enhances the Company’s automation capabilities and ability to deliver higher-value, integrated solutions to its customers. The Company has included the financial results of Edge in its consolidated financial statements from the date of the acquisition.

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

For the nine months ended September 30, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a decrease of $4 million to working capital and an increase of $4 million to goodwill.

2025 Acquisitions

MRC Global Acquisition. In 2025, the Company completed the acquisition of MRC Global in an all-stock transaction for a purchase price consideration of $1,763 million, net of cash acquired. MRC Global shareholders received 0.9489 shares of DNOW common stock for each share of MRC Global common stock. Existing indebtedness of MRC Global was repaid at acquisition.

The Company completed its preliminary valuations as of the acquisition date of the acquired net assets and recognized goodwill of $383 million, including $289 million in the U.S. segment and $94 million in the International segment and intangible assets of $510 million in the U.S. segment, which are subject to change. The fair values of trade names in the acquisition were determined using a relief-from-royalty method, and customer relationships acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 inputs. The amounts recognized for assets acquired and liabilities assumed are provisional and subject to revision as more information becomes available. The primary areas of the preliminary valuation that are not yet finalized relate to the final determination of net working capital and the tax basis of acquired assets and assumed liabilities. The Company expects to finalize the valuation and the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Any adjustments to these provisional amounts will be recorded as an adjustment to goodwill.

The following table summarizes the purchase price allocation detail as of the acquisition date and measurement period adjustments related to conditions that existed as of the acquisition date recognized during the nine months ended September 30, 2026 (in millions):

	As initially reported	Measurement period adjustments	September 30, 2026 (as adjusted)
Equity consideration for the conversion of MRC Global common stock outstanding	$1,185	$—	$1,185
Fair value of replacement MRC Global RSUs and MRC Global PSUs attributable to the purchase price	12	—	12
Repayment of certain existing indebtedness of MRC Global	643	—	643
Purchase price consideration	$1,840	$—	$1,840

Fair value of net assets acquired:
Cash and cash equivalents	$77	$—	$77
Receivables, net	514	(20)	494
Inventories, net	971	(61)	910
Prepaid and other current assets	36	—	36
Property, plant and equipment, net	123	1	124
Operating right-of-use assets	126	1	127
Other assets	13	—	13
Trade names (1)	230	—	230
Customer relationships (2)	280	—	280
Accounts payable	(383)	1	(382)
Accrued liabilities	(166)	(1)	(167)
Other current liabilities	(2)	—	(2)
Long-term operating lease liabilities	(108)	8	(100)
Deferred income tax liabilities	(193)	9	(184)
Other long-term liabilities	(59)	—	(59)
Noncontrolling interests	(2)	—	(2)
Accumulated other comprehensive loss	—	1	1
Total fair value of net assets acquired	1,457	(61)	1,396
Goodwill (3)	$383	$61	$444
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

Singapore Acquisition. The Company completed its valuations as of the acquisition date of the acquired net assets and recognized goodwill of $3 million and intangible assets of $2 million in the International segment. The goodwill recognized is primarily attributable to expected synergies and is not deductible for income tax purposes. For the nine months ended September 30, 2026, the Company recognized measurement period adjustments based on information that was received subsequent to the acquisition date that related to conditions that existed as of the acquisition date. These adjustments resulted in a decrease of less than $1 million to working capital and to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this document, including information referenced or incorporated by reference from our other filings with the SEC, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipates”, “assumes”, “believes”, “budget”, “estimates”, “expects”, “goal”, “guidance”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, or other similar words and phrases, although some forward-looking statements could be expressed differently. Forward-looking statements are current only as of the date they are made. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors and risks many of which are outside of our control, including, but not limited to, changes in oil and gas prices, changes in the energy markets, customer demand for our products, changes in trade policies including the imposition or elimination of additional tariffs and duties, significant changes in the size of our customers, inherent uncertainty in third-party projections due to assumptions made and risks involved, difficulties encountered in integrating mergers and acquisitions (including but not limited to certain risks relating to any mergers or acquisitions, such as: the timing of the closing of the merger or acquisition; the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms; the possibility that regulatory approvals for any dispositions or acquisitions will not be received on a timely basis, if at all, or that such approvals may require modification to the terms of the mergers or remaining businesses; the risk that the expected benefits, synergies and cost reduction efforts of the mergers or acquisitions may not be fully achieved in a timely manner, or at all), successful integration of the business of MRC Global into our business, general volatility in the capital markets, ability to complete the share repurchase program, changes in applicable government regulations, increased borrowing costs, geopolitical conditions and tensions (including Iran, the Ukraine and Middle East conflicts and their regional and global impacts) or any litigation arising out of or related thereto, impairments in long-lived assets, the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential data, and worldwide and national economic conditions and activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K and any of our subsequent SEC filings, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and that are otherwise described from time to time in our SEC reports as filed. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect new information, future events or developments, or otherwise, except to the extent required by applicable law.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the most recent Annual Report on Form 10-K.

Company Overview

DNOW is a holding company headquartered in Houston, Texas that was incorporated in Delaware on November 22, 2013. We operate primarily under the DNOW and MRC Global brands along with several affiliated and acquired brands operating in local, regional, national and international markets.

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

We are a premier provider of energy and industrial solutions with a legacy of over 160 years as a leading distributor of PVF, gas products, pumps and fabricated process and production equipment and a wide range of MRO consumables and related products. We operate across diversified sectors of the energy value chain and industrial end-markets, including:

•
Upstream: production and extraction of oil and natural gas, as well as the use, transfer and disposal of produced water
•
Gas Utilities: regulated natural gas utilities and infrastructure, including local gas distribution, transmission and storage, residential and commercial gas meters and metering infrastructure, pipeline integrity and modernization, utility construction and maintenance and related gas infrastructure serving residential, commercial and industrial customers
•
Downstream and Industrial: crude oil refining, petrochemical and chemical processing, general industrials, pharmaceutical, mining, water/wastewater treatment, data centers, LNG terminals and RNG facilities
•
Midstream: gathering and transmission infrastructure for processing and transmission of oil, gas, natural gas liquids (“NGLs”), refined petroleum products or water

Our comprehensive products and solutions offerings includes an extensive array of PVF, gas products, pumps, fabricated equipment, valve automation, valve modification, gaskets, fasteners, electrical components, measurement, instrumentation, artificial lift, pumping systems, process and production equipment, production measurement technology, MRO consumables and other general and specialty products. Our team of approximately 5,050 employees support our customers through approximately 295 strategic locations including regional distribution centers, super centers, branches and corporate offices.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF, pumps and fabricated equipment to upstream, gas utilities, downstream and industrial and midstream markets customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers’ maintenance and expansionary operating and capital expenditures. The outlook for customer spending is influenced by numerous factors, including the following:

•
Oil and Natural Gas Supply, Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, extract, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and natural gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as some of these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization, sequestration and storage, biofuels, RNG, offshore wind and hydrogen processing.
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

The U.S. government has imposed tariffs on steel, copper, aluminum and other products, which were expanded throughout 2025 and 2026. A significant portion of the products that we sell are made from steel. In addition, a portion of the products that we sell are sourced from China and India, including certain valve sub-assemblies and pump sub-components that are finished in the U.S. The tariffs on products from Canada and Mexico have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. In many instances, we have successfully collaborated with our customers to implement tariff pass-throughs throughout 2025 and 2026. However, in some instances, tariffs raised infrastructure costs for our customers, making projects less viable and resulting in delays or cancellations among certain downstream clients.

The U.S. Supreme Court has invalidated the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs. The overall impact on IEEPA tariffs had been limited, as the administration quickly invoked or announced other statutory authorities to maintain or adjust tariffs. Besides the Section 232 tariffs on steel, copper and aluminum, Section 122 and 301 tariffs, along with pointed anti-dumping and countervailing duties, have been imposed to varying degrees.

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

Upstream

The Upstream sector of our business encompasses the surface infrastructure, equipment and processing systems used to gather production from existing and newly completed oil and natural gas wells; separate crude oil, natural gas and produced water; and perform the initial treating and conditioning necessary to prepare hydrocarbons for delivery to midstream transportation and processing systems. This includes wellhead and flowline systems, gathering lines, production separators, water-handling equipment, gas dehydration, crude oil treating and related production facilities. In the nine months ended September 30, 2026, this sector represented 38% of total Company revenue. The Upstream sector revenue increased 16% in the nine months ended September 30, 2026 compared to the corresponding period of 2025 primarily as a result of the acquisition of MRC Global in the fourth quarter of 2025. During the nine months ended September 30, 2026, West Texas Intermediate (“WTI”) oil prices averaged $84.98 per barrel, up 26.1% from the corresponding period of 2025. Natural gas prices also drive customer activity and have experienced volatility driven by climate and seasonal weather patterns, increased LNG exports and lower storage levels.

Recent industry reports have projected flat to lower upstream customer spending levels through the remainder of 2026, due to current supply and demand projections. We also expect the majority of our publicly traded oil and gas producer customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Despite this, we expect opportunities for revenue synergies from cross-selling products and incremental growth in water management and disposal solutions, supported by our Flex Flow, Trojan and Edge Controls offerings, as customers seek to optimize operating costs and manage produced water volumes more effectively. The majority of the revenue in this sector comes from large independents and major production companies, which are expected to strongly influence the increase in capital spending in the coming years for this sector.

Gas Utilities

The Gas Utilities sector contributed 24% of our total Company revenue in the nine months ended September 30, 2026. Market growth fundamentals of this sector are positive due to the demand for natural gas, distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their systems. We supply products including valves, line pipe, smart meters, risers and other gas products to infrastructure modernization and replacement programs. A large percentage of our line pipe sales are attributable to gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their multi-year capital budget to electric distribution versus gas distribution infrastructure. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices, this sector is less volatile than the others.

Downstream and Industrial

Downstream and Industrial sector generated 18% of our total Company revenue in the nine months ended September 30, 2026. We expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to maintenance, repair and operations (“MRO”) activities, project turnaround activity in refineries and chemical plants and new energy transition-related projects. Additionally, we have expanded into new markets, including mining and data centers. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The outlook for energy transition projects within the Downstream and Industrial sector is supported by government incentives and policies. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture, sequestration and storage and hydrogen. However, as U.S. government support continues to decline for these types of projects, European government support continues.

Midstream

DNOW’s Midstream sector is primarily U.S. based and driven by the increased demand for transmission pipelines and gathering systems. In the nine months ended September 30, 2026, this sector represented 20% of our total Company revenue. The Midstream sector revenue increased 81% in the nine months ended September 30, 2026 compared to the corresponding period of 2025 primarily as a result of the acquisition of MRC Global in the fourth quarter of 2025. The outlook is expected to have growth primarily driven by demand for natural gas infrastructure as LNG exports continue to rise and gas-fired power generation increases for data centers. The revenue profile for this sector tends to be volatile between quarters, as it can often be tied to large projects.

Furthermore, as new LNG capacity comes online, this drives the need for associated pipeline infrastructure. U.S. natural gas production is expected to rise, leading to the need for additional pipeline infrastructure and gathering systems. Rising electricity consumption from AI-driven data centers creates the need for additional natural gas transportation, which is also expected to drive growth in this sector. Both LNG and power generation capacity expansion projects tend to be multi-year projects and therefore produce cyclicality of natural gas demand and periods of oversupply. Natural gas is also used for heating during winter months, and winter weather patterns have a short term impact on natural gas price, storage and demand.

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

It is important to note that these challenges are dynamic and continue to evolve. If additional pricing fluctuations arise due to tariffs or quotas, the ultimate effect on our revenue and cost of products remains uncertain and subject to volatility.

Operating Environment Overview

Our results are dependent on, among other factors, crude oil and natural gas prices, the level of worldwide oil and gas drilling and completions, well remediation activity, capital spending by oilfield service companies and drilling contractors and the worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2026 and 2025 and the second quarter of 2026 include the following:

			%		%
			3Q26 v		3Q26 v
	3Q26*	3Q25*	3Q25	2Q26*	2Q26
WTI ($/bbl)	$87.22	$65.74	32.7%	$95.75	(8.9%)
Natural Gas Prices ($/MMBtu)	$2.87	$3.03	(5.3%)	$2.95	(2.7%)
Hot-Rolled Coil Prices (steel) ($/short ton)	$1,137.10	$842.60	35.0%	$1,045.84	8.7%
U.S. Wells Completed	3,222	2,797	15.2%	3,119	3.3%
U.S. Active Rigs	589	540	9.1%	554	6.3%
Worldwide Active Rigs	1,901	1,797	5.8%	1,760	8.0%

* Monthly averages for the quarters indicated, except for U.S. Wells Completed.

Sources: WTI and Natural Gas Prices: Department of Energy, Energy Information Administration (“EIA”) (www.eia.gov); Hot-Rolled Coil Prices: SteelBenchmarker™ Hot Roll Coil USA (www.steelbenchmarker.com); U.S. Wells Completed: Department of Energy, Energy Information Administration (www.eia.gov) (As revised); Active Rigs: Baker Hughes, Inc. (www.bakerhughes.com).

Longer Term Outlook

We play a vital role in supporting customers’ supply chains, providing essential products for energy and industrial markets, including infrastructure across upstream, gas utilities, midstream, downstream and industrial sectors. Our business depends on both capital and maintenance spending by our customers. Global oil and gas consumption is rising due to population growth and expanding energy needs in emerging markets. The EIA projects world energy consumption to increase 34% between 2022 and 2050, with significant growth in renewables (118%), natural gas (29%) and hydrocarbon-based liquids (23%). U.S. oil production is expected to peak at 14 million barrels per day in 2030 and gradually decline, while natural gas production will grow, largely driven by LNG expansion and power generation. The gas utilities industry is expected to grow as aging distribution networks prompt replacement and modernization. Pipeline and Hazardous Materials Safety Administration estimates that roughly 33% of gas distribution lines are over 40 years old or of unknown origin, driving ongoing maintenance. Housing market growth further increases demand for related infrastructure products. According to the EIA, the U.S. will remain a net exporter of petroleum products due to expanded terminal capacity, with strong markets for our goods and services. This projected increase in oil and gas to meet the rise in international energy demand continues to provide a robust market for our existing goods and services. We anticipate future growth from energy transition projects, as traditional energy customers shift capital to these areas. Our established relationships and experience position us well for this evolving market. The U.S. midstream sector is expanding, particularly in natural gas infrastructure to meet LNG export and power demands. Federal policies have accelerated project reviews and simplified processes for pipeline development. According to a 2025 Interstate Natural Gas Association of America Foundation report, to meet energy demand through 2052, it is estimated that North America could require more than $1 trillion in capital investment across natural gas, oil, natural gas liquids, hydrogen and CO2 infrastructure, averaging $40 billion to $48 billion annually, varying by investment. Globally, refining capacity—especially in Asia and the Middle East—is projected to outpace demand growth later in the decade. The U.S. market remains stable but faces planned capacity reductions. As refineries age or convert to renewable fuels, we supply critical infrastructure for continued operations and conversions. The U.S. chemicals market is expected to grow steadily, while short term cycles will exist and remain globally competitive through 2040, due to feedstock cost advantage from shale gas and NGLs. The European market is transitioning toward specialty and sustainable chemicals with commodity chemicals declining. Demand for our products is shaped by operational budgets, capacity expansions and compliance needs.

Results of Operations

Our results of operations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
United States	$1,125	$527	$3,219	$1,529
Canada	56	53	154	163
International	156	54	454	169
Total revenue	$1,337	$634	$3,827	$1,861

Operating profit (loss):
United States	$19	$26	$(43)	$62
Canada	3	2	5	6
International	11	3	22	9
Total operating profit (loss)	$33	$31	$(16)	$77

Other expense, net	(10)	(1)	(30)	(1)
Income (loss) before income taxes	23	30	(46)	76
Income tax (benefit) provision	(3)	7	(7)	17
Net income (loss)	26	23	(39)	59
Net (loss) income attributable to noncontrolling interests	—	—	—	1
Net income (loss) attributable to DNOW Inc.	$26	$23	$(39)	$58

Gross Profit	$265	$143	$701	$410
Adjusted Gross Profit (1)	$283	$147	$811	$434
Adjusted EBITDA (1)	$76	$51	$175	$148
(1)
Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 25-27 herein.

Revenue. Our revenue was $1,337 million and $3,827 million for the three and nine months ended September 30, 2026, respectively, as compared to $634 million and $1,861 million for the corresponding periods of 2025, an increase of $703 million, or 110.9%, and $1,966 million, or 105.6%, respectively.

U.S. Segment. Revenue was $1,125 million and $3,219 million for the three and nine months ended September 30, 2026, respectively, an increase of $598 million and $1,690 million compared to the corresponding periods of 2025. The increase for the three and nine months ended September 30, 2026 was primarily driven by incremental revenue from the MRC Global acquisition completed in the fourth quarter of 2025.

Canada Segment. Revenue was $56 million and $154 million for the three and nine months ended September 30, 2026, respectively, an increase of $3 million, or 5.7% and a decrease of $9 million, or 5.5%, compared to the corresponding periods of 2025. While revenue increased during the three months ended September 30, 2026 due to higher customer-related activity compared to the same period in 2025, the increase did not fully offset the year-to-date decline, which was primarily attributable to lower project-related activity in the first half of 2026.

Our Canadian revenue was approximately 4% of total revenue for both the three and nine months ended September 30, 2026, compared to 8% and 9% for the three and nine months ended September 30, 2025, respectively. The decrease in Canadian revenue as a percentage of total revenue was primarily attributable to the acquisition of MRC Global in the fourth quarter of 2025, which increased revenue in other geographic markets. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our Canadian revenue is favorably impacted as the U.S. dollar weakens relative to the Canadian dollar, and unfavorably impacted as the U.S. dollar strengthens relative to the Canadian dollar. For the three and nine months ended September 30, 2026, our Canadian segment revenue was unfavorably impacted by less than $1 million and favorably impacted by approximately $2 million, respectively, due to changes in foreign currency exchange rates.

International Segment. Revenue was $156 million and $454 million for the three and nine months ended September 30, 2026, an increase of $102 million and $285 million, respectively, compared to the corresponding periods of 2025. The increase was primarily due to the incremental revenue from the acquisition of MRC Global in the fourth quarter of 2025.

Our international revenue was approximately 12% of total revenue for both the three and nine months ended September 30, 2026, compared to 9% for both the three and nine months ended September 30, 2025, respectively. We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. For the three and nine months ended September 30, 2026, our international segment revenue was favorably impacted by less than $1 million and $4 million, respectively, due to changes in foreign currency exchange rates.

Gross Profit. Gross profit was $265 million (19.8% of revenue) and $701 million (18.3% of revenue) for the three and nine months ended September 30, 2026, respectively, as compared to $143 million (22.6% of revenue) and $410 million (22.0% of revenue) for the three and nine months ended September 30, 2025, respectively. The increase in gross profit dollars was primarily attributable to incremental revenue due to the acquisition of MRC Global in the fourth quarter of 2025. The reduced gross margin percentage is primarily due to the dilutive contribution of the MRC Global acquisition. Compared to average cost, our U.S. LIFO inventory costing methodology increased cost of products by $11 million and $46 million for the three and nine months ended September 30, 2026, respectively, as compared to a $2 million and $18 million increase in cost of products for the three and nine months ended September 30, 2025, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $283 million (21.2% of revenue) and $811 million (21.2% of revenue) for the three and nine months ended September 30, 2026, respectively, as compared to $147 million (23.2% of revenue) and $434 million (23.3% of revenue) for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the increase was primarily driven by the U.S. and International segments, partially offset by the Canada segment. The reduced margin percentage is primarily due to to the dilutive contribution of the MRC Global acquisition.

Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as revenues, less cost of products, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions, such as inventory fair value step-up or write-downs, and plus or minus the impact of our U.S. LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as reported in our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2026	As a % of revenue	2025	As a % of revenue	2026	As a % of revenue	2025	As a % of revenue
Gross profit, as reported	$265	19.8%	$143	22.6%	$701	18.3%	$410	22.0%
Amortization of intangibles	7		2		20		6
Increase in LIFO reserve	11		2		46		18
Inventory-related transaction charges	—		—		44		—
Adjusted Gross Profit	$283	21.2%	$147	23.2%	$811	21.2%	$434	23.3%

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $232 million and $713 million for the three and nine months ended September 30, 2026, respectively, compared to $112 million and $333 million for the corresponding periods of 2025, an increase of $120 million and $380 million, respectively. The increase was primarily driven by incremental expenses from the MRC Global acquisition completed in the fourth quarter of 2025. SG&A expenses include branch location, distribution center and regional expenses (including costs such as compensation, benefits and rent) as well as depreciation and corporate selling, general and administrative expenses.

Impairment and other charges. Impairment and other charges were nil and $4 million for the three and nine months ended September 30, 2026, respectively, compared to nil for the corresponding periods of 2025. During the second quarter of 2026, the Company decided to permanently vacate the leased corporate office in Houston, Texas, and recognized an impairment of the related operating right-of-use asset.

Operating profit (loss). Our operating profit (loss) was $33 million and ($16) million for the three and nine months ended September 30, 2026, respectively, compared to an operating profit of $31 million and $77 million for the corresponding periods of 2025, an increase of $2 million and a decrease of $93 million, respectively, primarily due to inventory-related transaction charges, our LIFO inventory costing methodology, reduced margins and increases in incremental SG&A expenses associated with the MRC Global acquisition.

U.S. Segment. Operating profit (loss) was $19 million and ($43) million for the three and nine months ended September 30, 2026, respectively, a decrease of $7 million and $105 million compared to the corresponding periods of 2025. Operating profit decreased primarily due to inventory-related transaction charges, our U.S. LIFO inventory costing methodology and increases in incremental expenses associated with the MRC Global acquisition.

Canada Segment. Operating profit was $3 million and $5 million for the three and nine months ended September 30, 2026, respectively, an increase of $1 million and a decrease of $1 million compared to the corresponding periods of 2025. Operating profit increased primarily due to a reduction in SG&A expenses for three months ended September 30, 2026. For the nine months ended September 30, 2026 the decline in operating profit was driven by the decline in revenue discussed above.

International Segment. Operating profit was $11 million and $22 million for the three and nine months ended September 30, 2026, respectively, an increase of $8 million and $13 million compared to the corresponding periods of 2025. The increase was primarily due to the acquisition of MRC Global in the fourth quarter of 2025.

Other expense, net. Other expense, net was $10 million and $30 million for the three and nine months ended September 30, 2026, respectively, and was primarily attributable to interest expense on borrowings associated with the acquisition of MRC Global completed in the fourth quarter of 2025. Other expense, net was $1 million for the corresponding periods of 2025.

Income tax (benefit) provision. The effective tax rate for the three and nine months ended September 30, 2026 was (13.0%) and 15.2%, respectively, compared to 23.3% and 22.4%, respectively, for the corresponding periods of 2025. In general, the Company's effective tax rates differ from the U.S. statutory rate due to recurring items, such as differing tax rates on income earned in foreign jurisdictions, nondeductible expenses and state income taxes. The effective tax rates for the three and nine months ended September 30, 2026 were impacted by changes in forecasted annual earnings and the geographic mix of those earnings, which resulted in a change in the estimated annual effective tax rate from the estimate used during the second quarter of 2026. The revised estimated annual effective tax rate contributed to income tax benefit during the three months ended September 30, 2026 despite pretax income for the quarter, resulting in a negative effective tax rate for that period.

Net income (loss) attributable to DNOW Inc. Our net income attributable to DNOW Inc. was $26 million and net loss attributable to DNOW Inc. of $39 million for the three and nine months ended September 30, 2026, compared to net income attributable to DNOW Inc. of $23 million and $58 million for the three and nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2026, the decrease of $97 million is due to inventory-related transaction charges, our U.S. LIFO inventory costing methodology, reduced margins and increases in SG&A expenses associated with the MRC Global acquisition.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $76 million (5.7% of revenue) and $175 million (4.6% of revenue) for the three and nine months ended September 30, 2026, compared to $51 million (8.0% of revenue) and $148 million (8.0% of revenue) for the three and nine months ended September 30, 2025. Our Adjusted EBITDA increased $25 million and $27 million, respectively, over the periods primarily due to increased revenue associated with the MRC Global acquisition partially offset by reduced margins and increased SG&A costs associated with the MRC Global acquisition.

We define Adjusted EBITDA as net income (loss) plus interest, taxes, depreciation and amortization and excluding other costs, such as stock-based compensation, restructuring and exit costs, transaction-related adjustments, net, inventory-related charges incremental to normal operations, long-lived asset impairments (including goodwill and intangible assets) and plus or minus the impact of our LIFO inventory costing methodology. Transaction-related adjustments, net include transaction costs and recoveries, inventory fair value step-up and write-down, retention bonus accruals and integration expenses associated with acquisitions. This financial measure excludes the impact of certain amounts and is not calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure, to its most comparable GAAP financial measure, is included below.

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

The following table reconciles net income (loss) attributable to DNOW Inc., as reported in our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2026	As a % of revenue	2025	As a % of revenue	2026	As a % of revenue	2025	As a % of revenue
Net income (loss) attributable to DNOW Inc.	$26	1.9%	$23	3.6%	$(39)	(1.0)%	$58	3.1%
Net (loss) income attributable to noncontrolling interests	—		—		—		1
Interest expense (income), net	7		—		24		(2)
Income tax (benefit) provision	(3)		7		(7)		17
Depreciation and amortization	24		11		70		32
Stock-based compensation (1)	6		4		14		11
Increase in LIFO reserve	11		2		46		18
Transaction-related adjustments, net (2)	3		4		14		11
Inventory-related transaction charges (3)	—		—		44		—
Impairment and other charges (4)	—		—		4		—
Restructuring and exit costs (2)	—		—		—		2
Other (5)	2		—		5		—
Adjusted EBITDA	$76	5.7%	$51	8.0%	$175	4.6%	$148	8.0%
(1)
For the three and nine months ended September 30, 2026, stock-based compensation excludes less than $1 million and $2 million, respectively, and for the corresponding periods of 2025, stock-based compensation excludes less than $1 million and $1 million, respectively, as such amounts were reported in transaction-related adjustments, net.
(2)
Transaction-related adjustments, net and restructuring and exit costs are included in selling, general and administrative expenses.
(3)
Inventory-related transaction charges are included in cost of products. For the three and nine months ended September 30, 2026, inventory-related transaction charges includes less than $1 million and $44 million, respectively, of charges related to inventory step-up and inventory write-downs.
(4)
For the nine months ended September 30, 2026, impairment and other charges includes $4 million of impairment charges related to the Company’s decision to permanently vacate the leased corporate office in Houston, Texas during the second quarter of 2026, and recognized an impairment of the related operating right-of-use asset.
(5)
For the three and nine months ended September 30, 2026, other includes $2 million and $5 million, respectively, related to foreign currency losses. Foreign currency losses are included in other expense, net.

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

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $112 million and $164 million, respectively. As of September 30, 2026, $105 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries. During the first nine months of 2026, we repatriated $52 million from our foreign subsidiaries. The Company makes a determination each period concerning its intent and ability to indefinitely reinvest the cash held by its foreign subsidiaries. The Company has not recorded deferred income taxes on undistributed foreign earnings that it considers to be indefinitely reinvested. Future changes to our indefinite reinvestment assertion could result in additional taxes, such as withholding and/or state taxes, offset by any available foreign tax credits.

We maintain an $850 million five-year senior secured revolving credit facility that will mature on November 6, 2030. Availability under the revolving credit facility is limited to the lesser of the commitments and a borrowing base comprised of eligible account receivables, eligible inventory and eligible rental equipment assets of the Borrowers and subsidiary guarantors. As of September 30, 2026, we had $377 million borrowings against our revolving credit facility and had approximately $456 million in availability (as defined in the Amended Credit Facility). The credit facility includes a springing financial covenant that requires us to maintain, during any period when availability falls below specified thresholds, a minimum fixed charge coverage ratio (as defined in the Amended Credit Facility). The credit facility contains usual and customary affirmative and negative covenants for credit facilities of this type including financial covenants. As of September 30, 2026, we were in compliance with all covenants. We continuously monitor compliance with our debt covenants. A default, if not waived or amended, would prevent us from taking certain actions, such as incurring additional debt.

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

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$158	$72
Net cash used in investing activities	(71)	(19)
Net cash used in financing activities	(137)	(45)

For the nine months ended September 30, 2026, net cash provided by operating activities was $158 million, compared to $72 million provided in the corresponding period of 2025. The increase in net cash provided by operating activities was primarily attributable to a net reduction in working capital of $77 million, driven primarily by lower inventory levels, higher accounts payable balances and improved collections of accounts receivable compared to the corresponding period of 2025, partially offset by reductions in accrued liabilities related to severance costs and legal and professional fees associated with the acquisition of MRC Global. For the nine months ended September 30, 2025, net cash provided by operating activities was primarily driven by net income adjusted for non-cash items, including depreciation and amortization, changes in LIFO reserve, deferred income taxes and stock-based compensation, partially offset by a net decrease in working capital, primarily attributable to a proactive investment of $24 million in inventory to support customer demand, coupled with $35 million increase in accounts receivable due to revenue growth.

For the nine months ended September 30, 2026, net cash used in investing activities was $71 million, compared to $19 million used in the corresponding period of 2025. For the nine months ended September 30, 2026, the increase in net cash used in investing activities compared to the corresponding period of 2025 was primarily related to an increase in cash paid for business acquisitions of $38 million and higher purchases of property, plant and equipment of $17 million. Net cash used in investing activities in the corresponding period of 2025 was primarily related to purchases of property, plant and equipment of $14 million and business acquisitions of $8 million.

For the nine months ended September 30, 2026, net cash used in financing activities was $137 million, compared to $45 million used in the corresponding period of 2025. The increase in net cash used in financing activities was primarily attributable to a $65 million increase in share repurchases and $34 million of net payments under the revolving credit facility compared to the corresponding period of 2025. Net cash used in financing activities for the corresponding period of 2025 was primarily attributable to share repurchases of $27 million and shares withheld for taxes for employee awards of $8 million.

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

Share Repurchase Program

On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of the Company’s outstanding common stock. We expect to fund share repurchases primarily with cash on hand, cash flow from operations and the usage of the available portion of the revolving credit facility. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions. The share repurchase program does not obligate the Company to repurchase shares and may be suspended or discontinued at any time at our discretion. All shares repurchased shall be retired pursuant to the terms of the share repurchase program. For the nine months ended September 30, 2026, we repurchased 7,132,302 shares of our common stock for a total of approximately $92 million. As of September 30, 2026, we had approximately $31 million remaining under the program’s authorization.

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

Foreign Currency Exchange Rate Risk

We have operations in foreign countries and transact business globally in multiple currencies. Our net assets as well as our revenues and costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. For the nine months ended September 30, 2026, approximately 16% of our net sales were outside the U.S., and subject to foreign currency exchange rates that can impact our financial position, results of operations and competitive position. We are a net receiver of foreign currencies and, therefore, benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2026, our most significant foreign currency exposure was to the Canadian dollar, followed by the Euro, the British pound and the Norwegian kroner.

The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while revenue, costs and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income (loss). Upon complete or substantially complete liquidation of a foreign subsidiary, the accumulated translation gains and losses relating to the foreign subsidiary are reclassified into earnings, reflected in impairment and other charges in the consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we reported a net foreign currency translation loss of $1 million and a net gain of $8 million, respectively.

Foreign currency exchange rate fluctuations generally do not materially affect our earnings since the functional currency is typically the local currency; however, our operations also have net assets not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact our net income (loss) as foreign currency transaction gains and losses. Foreign currency transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of other expense, net. For the nine months ended September 30, 2026 and 2025, we reported foreign currency transaction losses of $5 million and $1 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and fair value adjustments to economically hedged positions as a result of changes in foreign currency exchange rates.

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

The average foreign exchange rate for the first nine months of 2026 compared to the average for the corresponding period of 2025 increased by approximately 4% compared to the U.S. dollar based on the aggregated weighted average revenue of our foreign-currency denominated foreign operations. The Canadian dollar, Euro, British pound and Norwegian kroner each increased in relation to the U.S. dollar by approximately 1%, 4%, 2% and 10%, respectively.

We utilized a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% change from the levels experienced during the first nine months of 2026 of the U.S. dollar relative to foreign currencies that affected the Company would have resulted in approximately $3 million change in net income (loss) for the same period.

Interest Rate Risk

As of September 30, 2026, all borrowings outstanding under our senior secured revolving credit facility bore interest at floating rates. Borrowings under this facility may be made as either base rate loans or non-base rate loans, each of which accrues interest based on a benchmark rate plus an applicable margin. The applicable margin varies based on our Fixed Charge Coverage Ratio, ranging from 0.25% to 0.75% for base rate loans and 1.25% to 1.75% for non-base rate loans.

The revolving credit facility includes rate structures tied to prevailing market indices such as U.S. base rates and non-base rate (e.g., SOFR-based) reference rates. Because interest rates applicable to our borrowings fluctuate with changes in these benchmark rates, our interest expense is sensitive to short-term rate movements.

Based on the amounts outstanding under our revolving credit facility as of September 30, 2026, a 1% increase in the underlying benchmark rate would result in an increase in our interest expense for the first nine months of 2026 of approximately $3 million, assuming borrowing levels remained constant for an entire period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made during the three months ended September 30, 2026:

Period	Total number of shares purchased (1)(2)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (1)(3) (in millions)
July 1 - 31, 2026	127,212	$12.83	127,212	$46
August 1 - 31, 2026	208,513	$15.98	207,672	$43
September 1 - 30, 2026	742,609	$15.82	739,646	$31
Total	1,078,334	$15.50	1,074,530

(1)
On January 24, 2025, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $160 million of its outstanding common stock. The program has no expiration date.
(2)
3,804 shares purchased during the three months ended September 30, 2026, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(3)
Excludes 1% excise tax on share repurchases under the publicly announced program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Trading arrangements were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. Shares in the 10b5-1 trading arrangement that are subject to restricted stock awards (“RSAs”) and performance share awards (“PSAs”) may only be traded following satisfaction of applicable vesting requirements. In addition, because of the achievement of performance conditions, pricing (such as future share price targets), and timing in the 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under the trading arrangement prior to its expiration date.

On August 21, 2026, Mark Johnson, Senior Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that is scheduled to expire no later than March 31, 2028. The trading arrangement provides for the potential sale of up to 95,000 shares currently held by Mr. Johnson and the potential sale of up to 203,937 shares from underlying unvested RSAs and PSAs that are scheduled to vest on February 21, 2027 and February 25, 2028 following satisfaction of applicable vesting requirements. The value of the unvested PSAs reflect the maximum potential performance payout of 200% of target. If actual performance yields fewer shares, the trading arrangement will execute, in accordance with its terms, only on the number of shares actually delivered at the achieved performance levels.

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

Date: November 5, 2026

DNOW INC.

By:	/s/ Mark B. Johnson
Mark B. Johnson
Senior Vice President and Chief Financial Officer